Form 10-K
period 2022-06-30
CARPENTER TECHNOLOGY CORP
filed 2022-08-15
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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
Yes ☐  No ☒

The aggregate market value of the registrants' voting common stock held by non-affiliates at December 31, 2021, was $1,408,968,374, based on the closing price per share of the registrant's common stock on that date of $29.19 as reported on the New York Stock Exchange.

As of August 9, 2022, 48,304,311 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company's fiscal year 2022 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

The PEP segment is comprised of the Company's differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Additive business and the Latrobe and Mexico distribution businesses. Effective July 1, 2020, the Company's Carpenter Powder Products business was merged into the Carpenter Additive business. The Amega West business was also part of the PEP segment however, it was divested during the first quarter of fiscal year 2021. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

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

(3)                 Patents and Licenses:

We own a number of United States and international patents and have granted licenses under some of them. In addition, certain products that we produce are covered by patents held or owned by other companies from whom licenses have been obtained. The duration of a patent issued in the United States is between 14 and 20 years from the date of filing a patent application or issuance of the patent. The duration of a patent issued outside of the United States varies from country to country. Generally, patent licenses are structured to match the duration of the underlying patent. Although these patents and licenses are believed to be of value, we do not consider our business to be materially dependent upon any single such item or related group of such items.

(4)                Seasonality of Business:

Our sales are normally influenced by seasonal factors. Historically, our sales in the first two fiscal quarters (the respective three months ending September 30 and December 31) are typically the lowest, principally because of annual plant vacation and maintenance shutdowns by us, as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this historical pattern, such as the widespread economic impact of the global COVID-19 pandemic during fiscal years 2022 and 2021 and the third and fourth quarters of fiscal year 2020.

The chart below summarizes the percent of net sales by quarter for the past three fiscal years:

Quarter Ended	2022	2021	2020
September 30,	21%	24%	27%
December 31,	23%	23%	26%
March 31,	28%	24%	27%
June 30,	28%	29%	20%
	100%	100%	100%

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations. No single customer accounted for 10 percent or more of total net sales for the years ended June 30, 2022 and June 30, 2021. One customer, Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent of net sales for the year ended June 30, 2020. For the year ended June 30, 2020, 90 percent of sales to Howmet Aerospace Inc. were reported by the SAO segment and 10 percent were reported by the PEP segment, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2022 or June 30, 2021. See Note 20 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" for additional information.

(6)                Backlog:

As of June 30, 2022, we had a sales backlog of orders excluding surcharge, believed to be firm, of approximately $1,539.3 million, the majority of which is expected to be shipped within fiscal year 2023. Our backlog of orders excluding surcharge as of June 30, 2021, was approximately $529.3 million. This growing backlog is a result of the strong demand growth in all of our key end-use markets as recovery continues to ramp from the impacts of the COVID-19 pandemic.
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

(8)                Research, Product and Process Development:

Our expenditures for Company-sponsored research and development were $20.4 million, $19.7 million and $28.0 million in fiscal years 2022, 2021 and 2020, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.

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

Our costs of maintaining and operating environmental control equipment were $14.8 million, $14.9 million and $15.4 million for fiscal years 2022, 2021 and 2020, respectively. The capital expenditures for environmental control equipment were $1.1 million, $1.3 million and $0.1 million for fiscal years 2022, 2021 and 2020, respectively. We anticipate spending approximately $2.8 million on domestic environmental capital projects over the next five fiscal years. This includes approximately $1.4 million in fiscal year 2023. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

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

Professional Development: Our employees enjoy a wide variety of rewards that assist with engagement and development. From traditional items such as compensation to less traditional aspects such as work-life balance, hybrid and remote work arrangements, future career opportunities, and innovative work.

Diversity and Inclusion: We have a culture that blends our different backgrounds, experiences and perspectives from all employees. Our commitment to diversity, inclusion, and belonging is real. We want all to feel welcomed. Everyone is treated equally with dignity and respect regardless of their race, age, gender identity, or sexual orientation. Our Diversity, Inclusion and Belonging Committee plays a critical role in advancing us to the next level of awareness and engagement.

Governance: Our policy is to comply with the letter and spirit of all laws that govern our operations and to adhere to the highest standards of business ethics. We implemented general legal and ethical guidelines in our "Code of Conduct". The guidelines apply to all employees and majority-owned affiliates, including subsidiaries, both in the United States and other countries.

As of June 30, 2022, our total workforce consisted of approximately 4,100 employees, which included 159 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2022, and 401 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires on August 1, 2023. In July 2020, a union election was held involving 62 employees at our Franklin, Pennsylvania location and a majority of the employees voted for union representation. Negotiations with union representatives for an initial agreement are currently underway for this facility. We believe our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $656.4 million, $549.0 million and $787.7 million in fiscal years 2022, 2021 and 2020, respectively. Long-lived assets held outside of the United States were $15.7 million and $18.3 million as of June 30, 2022 and 2021, respectively. For further information on domestic and international sales, see Note 20 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2022. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter's website at www.carpentertechnology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the evolution of the COVID-19 pandemic and the global responses to curb its spread, we are not able to fully and precisely estimate the effects of the COVID-19 pandemic on our results of operations, financial condition, or liquidity in a particular future quarter or year. Any of these events could cause or contribute to the risks and uncertainties and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

Approximately 159 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement. This agreement expires August 31, 2022. Approximately 401 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement which expires August 1, 2023. In July 2020, a union election was held involving 62 employees at our Franklin, Pennsylvania location and a majority of the employees voted for union representation. Negotiations with union representatives for an initial agreement are currently in process for this facility. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of the Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company timely filed its latest annual conflict minerals report required by the rules on May 27, 2022. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

Our business may be impacted by external factors that we may not be able to control.

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemics have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, affect the availability of credit facilities to us, our customers or other members of the supply chain necessary to transact business, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

The cost of our inventories is primarily determined using the Last-In, First-Out ("LIFO") method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out ("FIFO") value. As of June 30, 2022, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $427.2 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

Management relies extensively on IT infrastructure, including hardware, networks, software, people and processes, to provide useful information to conduct our business and support assessments and conclusions about operating performance. Our inability to produce relevant and/or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our future operations. In addition, any material failure, interruption of service, or compromised data security could adversely affect our operations. Security breaches in our IT could result in theft, destruction, loss, misappropriation or release of confidential data or intellectual property which could adversely impact our future results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal locations of our primary domestic integrated mills in our SAO segment are located in Reading and Latrobe, Pennsylvania and Athens, Alabama. In addition, SAO manufactures bar products in Orwigsburg, Pennsylvania and Elyria, Ohio and operates a mini-mill in Hartsville, South Carolina, manufacturing bar and wire products. The principal locations for the PEP businesses include titanium alloy production facilities located in Washington, Pennsylvania and Clearwater, Florida and a powder products manufacturing facility in Athens, Alabama. The PEP segment includes one owned service center in White House, Tennessee. Properties also include domestic leased warehouses and service centers located in Washington, Pennsylvania; Vienna, Ohio and Chicago, Illinois.

The Reading, Hartsville, Washington, Orwigsburg, Elyria, Latrobe, and Athens facilities are owned. The Clearwater facility is owned, but the land is leased.

We also own or lease manufacturing facilities, distribution centers, service centers and sales offices in a number of foreign countries, including Belgium, Canada, China, Mexico, Singapore, Sweden, Taiwan and the United Kingdom.

Our corporate offices, located in Philadelphia, Pennsylvania, and Raleigh, North Carolina, are leased.

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

Brian Malloy was appointed Senior Vice President and Group President of Carpenter Technology's Specialty Alloys Operations (SAO) segment effective April 25, 2022. Mr. Malloy served as Senior Vice President and Group President of Carpenter Technology's Performance Engineered Products (PEP) segment from February 2022 until April 2022; Mr. Malloy assumed interim leadership of the PEP business segment in July of 2021, while serving as Senior Vice President and Chief Commercial Officer, the role he held since August of 2020. Mr. Malloy joined Carpenter Technology in August 2015 as Vice President, Sales & Customer Service for SAO. He served as Vice President and Chief Commercial Officer from March 2016 until August 2020. Prior to joining Carpenter Technology, Mr. Malloy worked for Global Precision Tubes where he was the Senior Vice President & Chief Strategy Officer. During Mr. Malloy's two years in this role, he was responsible for business development, strategy and the commercial organizations. Mr. Malloy's previous experience includes key roles at Alcoa, Inc., where his last position was Vice President, Commercial for Industrial Gas Turbines in the Power and Propulsion business unit.

David Graf was appointed Vice President and Group President of Carpenter Technology’s PEP business effective April 25, 2022. Mr. Graf leads the PEP segment’s portfolio of businesses (Carpenter Additive, Dynamet and Carpenter Distribution). Mr. Graf previously served as Vice President and Group President of SAO from July 2021 until April 2022. He also held the role of Vice President - Chief Technology Officer from September 2018 until July 2021, where he led the Company’s Research & Development (R&D) and Quality organizations, as well as the Carpenter Additive business unit. Prior to joining Carpenter Technology in September 2018, Mr. Graf worked for W.R. Grace, a global leader in the development and manufacture of products and technologies used in energy, refining, polyolefins, plastics, petrochemical, and other chemical manufacturing applications. During his eight years with Grace, he served as the Global R&D Director, as well as the General Manager Americas and Vice President Global Marketing for Specialty Catalysts in addition to the integration leader for a strategic acquisition. Prior to that, Mr. Graf worked for The Dow Chemical Company for 12 years in a variety of R&D leadership roles.

			Assumed Present Position
Name	Age	Position
Tony R. Thene	61	President and Chief Executive Officer	July 2015

Timothy Lain	50	Senior Vice President and Chief Financial Officer	August 2020

James D. Dee	65	Senior Vice President, General Counsel and Secretary	August 2020

Brian J. Malloy	55	Senior Vice President and Group President SAO Segment	April 2022

David Graf	52	Vice President and Group President PEP Segment	April 2022

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "CRS". The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2022		Fiscal Year 2021
Period Ended:	High	Low	High	Low
September 30,	$41.29	$30.22	$25.44	$17.60

December 31,	$35.14	$26.93	$29.97	$15.90

March 31,	$43.20	$27.56	$48.06	$27.92

June 30,	$44.96	$26.62	$49.20	$37.30

Annual June 30,	$44.96	$26.62	$49.20	$15.90

The range of our common stock price on the NYSE from July 1, 2022 to August 9, 2022 was $24.76 to $35.17. The closing price of the common stock was $33.67 on August 9, 2022.

We have paid quarterly cash dividends on our common stock since 1906. We paid a quarterly dividend of $0.20 per share of common stock during each quarter of fiscal years 2022 and 2021, respectively.

As of August 9, 2022, there were 1,722 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group for fiscal year ended June 30, 2022, and prior four fiscal years. The cumulative total return assumes an investment of $100 on June 30, 2017 and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for the peer group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carpenter Technology Corporation, the S&P Midcap 400 Index,
and the Russell Materials & Processing Growth Index
$300.0
$280.0
$260.0
$240.0
$220.0
$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
2017
2018
2019
2020
2021
2022
Carpenter Technology Corporation
S&P 400 Mid-cap
Russell M&P Growth

* $100 invested on June 30, 2017 in stock or index, including reinvestment of dividends. Fiscal years ending June 30.
Data Sourced from Bloomberg
Copyright © 2022 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2022 Russell Investments

	2017	2018	2019	2020	2021	2022
Carpenter Technology Corporation	$100.00	$142.70	$132.20	$68.50	$117.10	$83.30
S&P Midcap 400	$100.00	$111.70	$111.40	$102.10	$154.40	$129.90
Russell Materials & Processing Growth	$100.00	$117.30	$132.40	$147.10	$210.40	$147.20

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2022, employees surrendered 4,053 shares to the Company, at an average purchase price of $38.15, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 6.

Reserved.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2022	2021	2020
Net sales	$1,836.3	$1,475.6	$2,181.1

Net sales excluding surcharge revenue (1)	$1,400.0	$1,252.8	$1,828.7

Operating (loss) income	$(24.9)	$(248.6)	$25.3

Adjusted operating (loss) income (1)	$(34.0)	$(105.5)	$166.9

Net (loss) income	$(49.1)	$(229.6)	$1.5

Diluted (loss) earnings per share	$(1.01)	$(4.76)	$0.02

Adjusted diluted (loss) earnings per share (1)	$(1.06)	$(2.01)	$2.36

Purchases of property, plant, equipment and software	$91.3	$100.5	$171.4

Free cash flow (1)	$(122.3)	$132.0	$21.8

Pounds sold (in thousands) (2)	188,112	169,706	231,736

(1)  See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

(2)  Pounds sold data includes Specialty Alloys Operations segment and Dynamet and Additive businesses from the Performance Engineered Products segment.

Our sales are across diverse end-use markets. The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2022		2021		2020
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and Defense	$790.2	43%	$710.9	48%	$1,313.7	60%
Medical	212.3	12%	143.5	10%	197.0	9%
Transportation	178.3	10%	144.5	10%	132.1	6%
Energy	113.0	6%	87.8	6%	135.4	6%
Industrial and Consumer	417.2	23%	292.1	20%	296.0	14%
Distribution	125.3	6%	96.8	6%	106.9	5%
Total net sales	$1,836.3	100%	$1,475.6	100%	$2,181.1	100%

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

Approximately 40 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), the Company may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from other comprehensive loss together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer long-term arrangements.

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

During the fiscal year ended June 30, 2021, we evaluated the need for settlement accounting under Accounting Standards Codification ("ASC') 715-30-35-82 based on the higher than normal lump-sum payments made during fiscal year 2021 in our largest defined benefit plan. We determined that the lump-sum payments exceeded the threshold of service cost and interest cost components and settlement accounting was required. We recorded settlement charges of $11.4 million in the year ended June 30, 2021, within other (income) expense, net.

The following is a summary of the net pension (income) expense for the years ended June 30, 2022, 2021 and 2020:

	Years Ended June 30,
($ in millions)	2022	2021	2020
Pension plans	$(4.2)	$21.3	$12.2
Other postretirement plans	(3.1)	3.3	3.1
Net pension (income) expense	$(7.3)	$24.6	$15.3

The service cost component of net pension (income) expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

During the year ended June 30, 2020, in connection with a restructuring plan, we reduced our global salaried positions by twenty percent. In certain cases, employees were eligible for severance benefits under one of our pension plans. As a result, $3.5 million was funded from this qualified pension plan to cover severance payments and medical coverage for impacted participants.

Net periodic (income) expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other (income) expense, net. The following is a summary of the classification of net pension (income) expense for the years ended June 30, 2022, 2021 and 2020:

	Years Ended June 30,
($ in millions)	2022	2021	2020
Service cost included in Cost of sales	$9.6	$10.8	$11.0
Service cost included in Selling, general and administrative expenses	1.4	1.5	1.5
Pension earnings, interest and deferrals included in Other (income) expense, net	(18.3)	0.9	2.8
Settlement charge included in Other (income) expense, net	—	11.4	—
Net pension (income) expense	$(7.3)	$24.6	$15.3

As of June 30, 2022 and 2021, amounts capitalized in gross inventory were $1.7 million and $1.0 million, respectively.

Operating Performance Overview

Fiscal year 2022 proved to be a challenging but successful year. We navigated through an unforeseen outage of our Reading, PA press, continued COVID-19 isolations, a difficult hiring environment and other supply chain challenges. But in addressing each of them, we believe we are emerging from the fiscal year stronger and well-positioned for growth. Looking ahead, we expect to see continued growth across our end-use markets, especially in Aerospace, Defense and Medical applications, where customers are still ramping to pre-pandemic levels. To capitalize on the demand in our core business, we are focused on achieving additional productivity and capacity gains through the Carpenter Operating Model. Further, our strong position in our core business is supported by our capabilities in key emerging areas including electrification and additive manufacturing that further support our long-term growth profile. We believe the continued execution of our strategy will drive sustainable long-term value creation for our customers and shareholders.

For fiscal year 2022, we reported net loss of $49.1 million, or $1.01 loss per diluted share, compared with net loss of $229.6 million, or $4.76 loss per diluted share for fiscal year 2021. Our fiscal year 2022 came to a successful end and placed us on strong ground to deliver accelerated growth in fiscal year 2023. Closing out the year, both the SAO and PEP segments outperformed our expectations. We also continued to expand our backlog across our end-use markets and secured several price increases on our transactional business as overall demand conditions across our end-use markets remain strong. Our backlog grew by 191 percent year-over-year. The fiscal year operating income results were driven by double-digit revenue growth in all end-use markets. We finished fiscal year 2022 with total liquidity of $448.3 million.

Results of Operations — Fiscal Year 2022 Compared to Fiscal Year 2021

For fiscal year 2022, we reported net loss of $49.1 million, or $1.01 loss per diluted share. Excluding special items, loss per diluted share would have been $1.06 for fiscal year 2022. This compares with net loss of $229.6 million, or $4.76 loss per diluted share, a year earlier. Excluding special items, loss per share would have been $2.01 per diluted share for fiscal year 2021. The results for fiscal year 2022 compared to the same period a year ago were driven by growing demand across all our end-use markets.

Both periods were impacted by special items. Our fiscal year 2022 results were negatively impacted by COVID-19 charges of $5.9 million, a historical environmental site charge of $2.4 million and debt extinguishment losses, net of $6.0 million. These charges were offset by COVID-19 employee retention credits of $12.7 million and an acquisition-related contingent liability release of $4.7 million. Our fiscal year 2021 results negatively impacted by a goodwill impairment charge of $52.8 million, LIFO decrement charges of $52.2 million, inventory write-downs from restructuring of $4.2 million, COVID-19 charges of $17.3 million, non-cash restructuring and asset impairment charges of $16.6 million, pension settlement charges of $11.4 million, and debt extinguishment losses, net of $8.2 million. The LIFO decrement charges were non-cash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs.

Net Sales

Net sales for fiscal year 2022 were $1,836.3 million, which represents a 24 percent increase from fiscal year 2021. Excluding surcharge revenue, sales were 12 percent higher than fiscal year 2021 on 11 percent higher volume. The results reflect double-digit sales growth across all end-use markets versus the prior year period.

Geographically, sales outside the United States increased 20 percent from fiscal year 2021 to $656.4 million. The increase was primarily due to higher product demand in the Medical end-use markets in all regions, higher sales in Aerospace and Defense in the South America region, and stronger demand in the Energy end-use market in the Asia Pacific and Canada regions. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $0.7 million decrease in sales during fiscal year 2022 compared to fiscal year 2021. International sales as a percentage of our total net sales represented 36 percent and 37 percent for fiscal year 2022 and fiscal year 2021, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period.

	Fiscal Year		$ Increase	% Increase
($ in millions)	2022	2021
Aerospace and Defense	$790.2	$710.9	$79.3	11%
Medical	212.3	143.5	68.8	48%
Transportation	178.3	144.5	33.8	23%
Energy	113.0	87.8	25.2	29%
Industrial and Consumer	417.2	292.1	125.1	43%
Distribution	125.3	96.8	28.5	29%
Total net sales	$1,836.3	$1,475.6	$360.7	24%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase	% Increase
($ in millions)	2022	2021
Aerospace and Defense	$599.6	$598.8	$0.8	—%
Medical	177.2	128.2	49.0	38%
Transportation	125.2	115.9	9.3	8%
Energy	76.3	70.5	5.8	8%
Industrial and Consumer	297.2	243.1	54.1	22%
Distribution	124.5	96.3	28.2	29%
Total net sales excluding surcharge revenue	$1,400.0	$1,252.8	$147.2	12%

Sales to the Aerospace and Defense market increased 11 percent from fiscal year 2021 to $790.2 million. Excluding surcharge revenue, sales were flat on 4 percent higher shipment volume. The results reflect higher year-over-year demand as COVID-19 travel restrictions eased and the aircraft OEM build rates increased.

Sales to the Medical market increased 48 percent to $212.3 million from fiscal year 2021. Excluding surcharge revenue, sales increased 38 percent on 35 percent higher shipment volume. The results reflect higher demand from the ongoing recovery in elective surgeries, with our customers focused on increasing stock levels to meet demand.

Transportation market sales of $178.3 million reflected a 23 percent increase from fiscal year 2021. Excluding surcharge revenue, sales increased 8 percent on 9 percent higher shipment volume. The results reflect higher demand in all sub-markets but was muted from the continuing chip shortage compared to the prior year period.

Sales to the Energy market of $113.0 million reflected a 29 percent increase from fiscal year 2021. Excluding surcharge revenue, sales increased 8 percent. The results reflect increasing global rig counts and higher oil prices benefiting the oil and gas sub-market. This was partially offset by lower sales for power generation materials compared to the prior year period. The prior year results also include one quarter of the Amega West business, which was divested on September 30, 2020.

Industrial and Consumer market sales of $417.2 million increased 43 percent from 2021. Excluding surcharge revenue, sales increased 22 percent on 18 percent higher shipment volume. The results reflect the impact of stronger demand for materials used across all Consumer and Industrial sub-markets.

Gross Profit

Gross profit in fiscal year 2022 increased to $149.8 million, or 8.2 percent of net sales, from $1.0 million, or 0.1 percent of net sales for fiscal year 2021. The current year results reflect the impact of higher volumes across all end-use markets, an improving product mix and increased pricing, partially offset by the ongoing inflationary pressures on operating costs related to critical production supplies, freight and labor compared to the same period a year ago. Excluding the impact of surcharge revenue and $11.9 million of COVID-19 employee retention credits, our adjusted gross margin in fiscal year 2022 was 9.9 percent compared to adjusted gross margin of 4.6 percent in fiscal year 2021.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin excluding the impact of the special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2022	2021
Net sales	$1,836.3	$1,475.6
Less: surcharge revenue	436.3	222.8
Net sales excluding surcharge revenue	$1,400.0	$1,252.8

Gross profit	$149.8	$1.0
LIFO decrement	—	52.2
Inventory write-downs from restructuring	—	4.2
COVID-19 employee retention credits	(11.9)	—
Gross profit excluding special items	$137.9	$57.4

Gross margin	8.2%	0.1%

Gross margin excluding surcharge revenue and special items	9.9%	4.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2022 were $174.7 million, or 9.5 percent of net sales (12.5 percent of net sales excluding surcharge revenue), compared to $180.2 million, or 12.2 percent of net sales (14.4 percent of net sales excluding surcharge revenue), in fiscal year 2021. The lower selling, general and administrative expenses in fiscal year 2022 include a non-cash benefit of $4.7 million from the reversal of a contingent liability associated with a historical acquisition for which the time period expired and lower variable compensation charges compared to the same period a year ago. Partially offsetting these benefits in fiscal year 2022 is an environmental charge of $2.4 million which represents a prior period charge related to a third party Superfund waste-disposal site.

Restructuring and Asset Impairment Charges

During fiscal year 2022, we had no restructuring and asset impairment charges compared to $16.6 million in fiscal year 2021. Additional restructuring activities were executed in our Additive business in the PEP segment during fiscal year 2021. This included $14.2 million of non-cash pre-tax impairment charges consisting of $8.2 million of property, plant and equipment, $4.3 million associated with certain definite lived intangible assets, $1.3 million related to a lease right of use asset and $0.4 million of other non-cash charges. We also recognized $0.4 million for facility shut-down costs and various personnel costs for severance payments, medical coverage and related items.

In fiscal year 2021, we recorded $2.0 million of non-cash impairment pre-tax charges as a result of the Amega West business exit primarily related to accounts receivable determined to be uncollectible.

Activities undertaken in connection with the fiscal year 2021 Additive restructuring plan were substantially completed in the first quarter of fiscal year 2022.

Goodwill Impairment Charge

In preparing the financial statements for the fiscal year ended June 30, 2021, we identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit had experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the continuing impacts of the COVID-19 pandemic. During the year ended June 30, 2021, we also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and market conditions, the pace of growth in the future projections for the Additive reporting unit were lowered. As a result, during the year ended June 30, 2021, we recorded an impairment charge of $52.8 million, which represented the entire balance of goodwill for this reporting unit. No goodwill impairment charges were recognized during the fiscal year ended June 30, 2022.

Operating Loss

Our operating loss in fiscal year 2022 was $24.9 million, or negative 1.4 percent of net sales, as compared with $248.6 million of operating loss, or negative 16.8 percent of net sales, in fiscal year 2021. Excluding surcharge revenue and special items, adjusted operating margin was negative 2.4 percent for fiscal year 2022 and negative 8.4 percent for fiscal year 2021. Results for fiscal year 2022 reflect higher sales in all end-use markets compared to the prior year period as well as the full recognition of various cost saving actions taken in fiscal year 2021 and the fourth quarter of fiscal year 2020. Negatively impacting results for fiscal year 2022 were near-term operational challenges resulting from the Reading press outage, labor shortages and supply chain disruptions as well as the ongoing inflationary pressures on operating costs related to critical production supplies, freight and labor. Our fiscal year 2022 operating results were negatively impacted by COVID-19 charges of $5.9 million and a historical environmental site charge of $2.4 million, offset by COVID-19 employee retention credits of $12.7 million and an acquisition-related contingent liability release of $4.7 million. Our fiscal year 2021 results were negatively impacted by a goodwill impairment charge of $52.8 million, LIFO decrement charges of $52.2 million, inventory write-downs from restructuring of $4.2 million, COVID-19 charges of $17.3 million and non-cash restructuring and asset impairment charges of $16.6 million. The LIFO decrement charges were non-cash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs.

The following presents our operating loss and operating margin, in each case excluding the impact of surcharge on net sales and excluding special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2022	2021
Net sales	$1,836.3	$1,475.6
Less: surcharge revenue	436.3	222.8
Net sales excluding surcharge revenue	$1,400.0	$1,252.8

Operating loss	$(24.9)	$(248.6)

Special items:
LIFO decrement	—	52.2
COVID-19 costs	5.9	17.3
COVID-19 employee retention credits	(12.7)	—
Inventory write-downs from restructuring	—	4.2
Acquisition-related contingent liability release	(4.7)	—
Environmental site charge	2.4	—
Restructuring and asset impairment charges	—	16.6
Goodwill impairment	—	52.8
Adjusted operating loss excluding special items	$(34.0)	$(105.5)

Operating margin	(1.4)%	(16.8)%

Adjusted operating margin excluding surcharge revenue and special items	(2.4)%	(8.4)%

Interest Expense, Net and Debt Extinguishment Losses, Net

Fiscal year 2022 interest expense, net was $44.9 million compared to $32.7 million in fiscal year 2021. Capitalized interest reduced interest expense by $0.8 million for fiscal year 2022 and by $8.1 million in fiscal year 2021. We have historically used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate; all interest rate swaps were terminated as of September 30, 2020, in connection with the prepayment of the related $250.0 million notes. Interest expense, net for fiscal year 2022 includes no net gains or losses from interest rate swaps compared with $0.4 million of net gains from interest rate swaps for fiscal year 2021. Debt extinguishment losses, net in fiscal year 2022 were $6.0 million of debt prepayment costs made in connection with the prepayment of notes due March 2023. Debt extinguishment losses, net in fiscal year 2021 totaled $8.2 million and included $10.5 million of debt prepayment costs on the notes due July 2021 partially offset by gains of $2.3 million on the related interest rate swaps that were terminated in connection with the prepayment.

Other (Income) Expense, Net

Other income for fiscal year 2022 was $12.7 million compared with other expense of $8.4 million a year ago. The current fiscal year reflects income from pension earnings, interest and deferrals from favorable returns on plan assets compared to expense in the prior year. The fiscal year 2021 expense is primarily due to pension settlement charges of $11.4 million.

Income Taxes

Our effective tax rate (income tax (benefit) expense as a percent of (loss) income before taxes) for fiscal year 2022 was 22.2 percent as compared to 22.9 percent for fiscal year 2021. The fiscal year 2022 tax benefit includes the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized. The fiscal year 2021 tax benefit included the unfavorable impacts of the $52.8 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized, as well as, tax benefits of $2.8 million associated with pension settlement charges, $2.0 million associated with debt extinguishment losses, net, $5.0 million for the impact of restructuring and asset impairment charges and $0.7 million as a result of changes in our prior year tax positions. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates was included in fiscal year 2021. Also included was a tax charge of $1.4 million attributable to employee share-based compensation. Excluding the tax impact of the non-deductible goodwill impairment charge, pension settlement charges, debt extinguishment losses, net, restructuring and asset impairment charges and changes in our prior year tax positions, the tax rate for fiscal year 2021 would have been 28.2 percent.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted on March 27, 2020. The CARES Act established new provisions, including but not limited to, expanded deduction of certain qualified capital expenditures, delayed payment of certain employment taxes, expanded use of net operating losses, reduced limitations on deductions of interest expense and extension of funding for defined benefit plans. The net operating loss provision provided incremental tax benefits of approximately $7.0 million, which were recognized in fiscal year 2021, due to the higher tax rates in the expanded carryback period. The other provisions in the CARES Act are not expected to have a significant impact on our financial position, results of operations or cash flows.

During the quarter ended March 31, 2022, the Company changed its assertion regarding undistributed earnings from foreign subsidiaries. The Company now asserts that substantially all undistributed earnings from foreign subsidiaries will not be considered permanently reinvested. The potential tax implications from the distribution of these earnings are expected to be limited to withholding taxes in certain foreign jurisdictions and are not expected to materially impact the consolidated financial statements.

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

The following table includes comparative information for volumes by business segment:

	Fiscal Year		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2022	2021
Specialty Alloys Operations	187,754	166,942	20,812	12%
Performance Engineered Products *	10,662	7,936	2,726	34%
Intersegment	(10,304)	(5,172)	(5,132)	(99)%
Consolidated pounds sold	188,112	169,706	18,406	11%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Specialty Alloys Operations	$1,565.6	$1,262.2	$303.4	24%
Performance Engineered Products	344.5	259.8	84.7	33%
Intersegment	(73.8)	(46.4)	(27.4)	(59)%
Total net sales	$1,836.3	$1,475.6	$360.7	24%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Specialty Alloys Operations	$1,137.1	$1,042.8	$94.3	9%
Performance Engineered Products	336.7	255.9	80.8	32%
Intersegment	(73.8)	(45.9)	(27.9)	(61)%
Total net sales excluding surcharge revenue	$1,400.0	$1,252.8	$147.2	12%

Specialty Alloys Operations Segment

Net sales in fiscal year 2022 for the SAO segment increased 24 percent to $1,565.6 million, as compared with $1,262.2 million in fiscal year 2021. Excluding surcharge revenue, net sales increased 9 percent from a year ago. The fiscal year 2022 net sales reflected 12 percent higher shipment volume as compared to fiscal year 2021. The SAO segment results reflect higher sales in all end-use markets except Aerospace and Defense which were flat compared to the prior year.

Operating income for the SAO segment in fiscal year 2022 was $9.6 million, or 0.6 percent of net sales (0.8 percent of net sales excluding surcharge revenue), compared to operating loss of $87.4 million, or negative 6.9 percent of net sales (negative 0.8 percent of net sales excluding surcharge revenue), for fiscal year 2021. Fiscal year 2022 reflects higher volume in all end-use markets partially offset by the near-term operational challenges resulting from labor shortages, supply chain disruptions and the unplanned Reading press outage which was returned to service in the third quarter. The current year also includes a benefit of $10.6 million related to COVID-19 employee retention credits. The prior year period included negative impacts from targeted inventory reductions and LIFO decrement charges of $47.9 million. The LIFO decrement charges are non-cash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs. The fiscal year 2022 results also include $5.2 million of COVID-19 related costs compared to $14.6 million in fiscal year 2021.

Performance Engineered Products Segment

Net sales for fiscal year 2022 for the PEP segment were $344.5 million as compared with $259.8 million for fiscal year 2021. Excluding surcharge revenue, net sales increased 32 percent from a year ago. The results reflect higher sales in all end-use markets including Energy when excluding the prior year net sales of the Amega West business which was divested on September 30, 2020.

Operating income for the PEP segment for fiscal year 2022 was $18.1 million, or 5.3 percent of net sales, as compared with operating loss of $16.5 million, or negative 6.4 percent of net sales for fiscal year 2021. Fiscal year 2022 results reflect higher sales in all end-use markets and cost savings in the current fiscal year from the restructuring actions taken in fiscal year 2021. The current year also includes a benefit of $2.1 million related to COVID-19 employee retention credits. Fiscal year 2021 included LIFO decrement charges of $4.3 million. The LIFO decrement charges are non-cash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs. The fiscal year 2022 results also include $0.7 million of COVID-19 related costs compared to $2.7 million in fiscal year 2021.

Results of Operations — Fiscal Year 2021 Compared to Fiscal Year 2020

For fiscal year 2021, we reported net loss of $229.6 million, or $4.76 loss per diluted share. Excluding special items, loss per diluted share would have been $2.01 for fiscal year 2021. This compares with net income of $1.5 million, or $0.02 per diluted share, a year earlier. Excluding special items, earnings per share would have been $2.36 per diluted share for fiscal year 2020. The results for fiscal year 2021 compared to fiscal year 2020 were negatively impacted by the significantly lower volume due to the COVID-19 pandemic, targeted inventory reductions to strengthen liquidity and non-cash restructuring and asset impairment charges. These headwinds were partially offset by the various cost savings actions taken by us in fiscal year 2021 and the fourth quarter of fiscal year 2020. Our fiscal year 2021 results were impacted by a goodwill impairment charge totaling $52.8 million, LIFO decrement charges of $52.2 million, COVID-19 charges of $17.3 million, restructuring and asset impairment charges of $16.6 million, pension settlement charges of $11.4 million, debt extinguishment losses, net of $8.2 million and inventory write-downs from restructuring of $4.2 million. The LIFO decrement charges are non-cash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs. Our fiscal year 2020 results reflect goodwill impairment charges totaling $34.6 million, inventory write-downs and restructuring and asset impairment charges of $97.8 million, LIFO decrement charges of $1.8 million and COVID-19 charges of $7.4 million.
Net Sales

Net sales for fiscal year 2021 were $1,475.6 million, which was a 32 percent decrease from fiscal year 2020. Excluding surcharge revenue, sales were 31 percent lower than fiscal year 2020 on 27 percent lower volume. The results reflected the on-going financial disruptions caused by COVID-19, resulting in lower sales across all end-use markets except transportation versus the prior year period.

Geographically, fiscal year 2021 sales outside the United States decreased 30 percent from fiscal year 2020 to $549.0 million. The decrease was primarily due to lower product demand in the Aerospace and Defense and Medical end-use markets in all regions. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $3.8 million increase in sales during fiscal year 2021 compared to fiscal year 2020. International sales as a percentage of our total net sales represented 37 percent and 36 percent for fiscal year 2021 and fiscal year 2020, respectively.

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

Sales to the Aerospace and Defense market decreased 46 percent from fiscal year 2020 to $790.2 million. Excluding surcharge revenue, sales decreased 44 percent on 47 percent lower shipment volume. The results reflect weaker year-over-year demand in all sub-markets due to the continued impact of lower aircraft OEM build rates due to COVID-19 travel restrictions.

Sales to the Medical market decreased 27 percent to $212.3 million from fiscal year 2020. Excluding surcharge revenue, sales decreased 28 percent on 24 percent lower shipment volume. The results reflect lower demand as a result of the medical supply chain managing inventory levels closely related to ongoing concerns and delays of elective medical procedures due to the COVID-19 pandemic.

Transportation market sales of $178.3 million reflected a 9 percent increase from fiscal year 2020. Excluding surcharge revenue, sales increased 7 percent on 12 percent higher shipment volume. The results reflect improved demand for materials used in light-duty and heavy-duty vehicles in fiscal year 2021.

Sales to the Energy market of $113.0 million reflected a 35 percent decrease from fiscal year 2020. Excluding surcharge revenue, sales decreased 39 percent. The results reflect depressed North American drilling activity and decreased demand globally as a result of the impact of COVID-19. This is slightly offset by higher demand in power generation materials. The fiscal year 2020 results include a full year of sales for the Amega West business, which we divested on September 30, 2020.

Industrial and Consumer market sales decreased 1 percent to $417.2 million for fiscal year 2021. Excluding surcharge revenue, sales decreased 2 percent on 4 percent higher shipment volume. The flat results reflected the ongoing demand for materials used in the select industrial applications and steady demand for consumer electronics and sporting goods.

Gross Profit

Gross profit in fiscal year 2021 decreased to $1.0 million, or 0.1 percent of net sales from $329.4 million, or 15.1 percent of net sales for fiscal year 2020. The fiscal year 2021 results were impacted by significantly lower volume resulting from the COVID-19 pandemic, continued targeted inventory reductions which resulted in $52.2 million of LIFO decrement charges and $4.2 million of inventory write-downs from restructuring. Excluding the impact of the surcharge revenue, LIFO decrement and the inventory write-downs, our adjusted gross margin in fiscal year 2021 was 4.6 percent compared to adjusted gross margin of 19.7 percent in fiscal year 2020.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin and special items. We present and discuss these financial measures because management believes removing the impact of surcharge provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

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

Activities undertaken in connection with the fiscal year 2021 Additive restructuring plan were substantially complete in the first quarter of fiscal year 2022.

Goodwill Impairment Charge

In preparing the financial statements for the fiscal year ended June 30, 2021, we identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit had experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the continuing impacts of the COVID-19 pandemic. During the year ended June 30, 2021, we also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and market conditions, the pace of growth in the future projections for the Additive reporting unit were lowered. As a result, during the year ended June 30, 2021, we recorded an impairment charge of $52.8 million, which represented the entire balance of goodwill for this reporting unit.

Operating (Loss) Income

Our operating loss in fiscal year 2021 was $248.6 million, or negative 16.8 percent of net sales as compared with $25.3 million of operating income, or 1.2 percent of net sales in fiscal year 2020. Excluding surcharge revenue and special items, adjusted operating margin was negative 8.4 percent for fiscal year 2021 and 9.1 percent for fiscal year 2020. The results for fiscal year 2021 compared to fiscal year 2020 were negatively impacted by the significantly lower volume due to the COVID-19 pandemic, targeted inventory reductions to strengthen liquidity and non-cash restructuring and asset impairment charges. These headwinds were partially offset by the various cost savings actions taken in fiscal year 2021 and the fourth quarter of fiscal year 2020. Our fiscal year 2021 results were also impacted by a goodwill impairment charge totaling $52.8 million, LIFO decrement charges of $52.2 million, COVID-19 charges of $17.3 million, restructuring and asset impairment charges of $16.6 million, and inventory write-downs from restructuring of $4.2 million.

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
Interest Expense, Net and Debt Extinguishment Losses, Net

Fiscal year 2021 interest expense was $32.7 million compared to $19.8 million in fiscal year 2020. We have historically used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate; all interest rate swaps were terminated as of September 30, 2020, in connection with the prepayment of the related $250.0 million notes. Interest expense, net for fiscal year 2021 includes net gains from interest rate swaps of $0.4 million compared with $1.4 million of net gains from interest rate swaps for fiscal year 2020. Capitalized interest reduced interest expense by $8.1 million for fiscal year 2021 and by $9.0 million in fiscal year 2020. Debt extinguishment losses, net in fiscal year 2021 include $10.5 million of debt prepayment costs on the notes due July 2021 partially offset by gains of $2.3 million on the related interest rate swaps that were terminated in connection with the prepayment.

Other Expense (Income), Net

Other expense for fiscal year 2021 was $8.4 million compared with other income of $0.6 million in fiscal year 2020. The fiscal year 2021 expense was primarily due to pension settlement charges of $11.4 million. There were no pension settlement charges in fiscal year 2020.

Income Taxes

Our effective tax rate (income tax (benefit) expense as a percent of (loss) income before taxes) for fiscal year 2021 was 22.9 percent as compared to 75.4 percent for fiscal year 2020. The fiscal year 2021 tax benefit includes the unfavorable impacts of the $52.8 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized, as well as, tax benefits of $2.8 million associated with pension settlement charges, $2.0 million associated with debt extinguishment losses, net, $5.0 million for the impact of restructuring and asset impairment charges and $0.7 million as a result of changes in our prior year tax positions. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates is included in the period. Also included is a tax charge of $1.4 million attributable to employee share-based compensation. Excluding the tax impact of the non-deductible goodwill impairment charge, pension settlement charges, debt extinguishment losses, net restructuring and asset impairment charges and changes in our prior year tax positions, the tax rate for fiscal year 2021 would have been 28.2 percent. The fiscal year 2020 tax expense includes the unfavorable impact of the $10.7 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized, as well as, tax benefits of $27.0 million for the impact of restructuring and asset impairment charges and $1.0 million as a result of changes in our prior year tax positions. Excluding the impact of the non-deductible goodwill impairment charge, restructuring and asset impairment charges and changes in our prior year tax positions, the tax rate for fiscal year 2020 would have been 23.6 percent.

The net operating loss provision of the CARES Act provided incremental tax benefits of approximately $7.0 million due to the higher tax rates in the expanded carryback period. The other provisions in the CARES Act are not expected to have a significant impact on our financial position, results of operations or cash flows.

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

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		(Decrease)	% (Decrease)
(Pounds sold, in thousands)	2021	2020
Specialty Alloys Operations	166,942	221,784	(54,842)	(25)%
Performance Engineered Products *	7,936	12,260	(4,324)	(35)%
Intersegment	(5,172)	(2,308)	(2,864)	(124)%
Consolidated pounds sold	169,706	231,736	(62,030)	(27)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Specialty Alloys Operations	$1,262.2	$1,831.6	$(569.4)	(31)%
Performance Engineered Products	259.8	401.1	(141.3)	(35)%
Intersegment	(46.4)	(51.6)	5.2	10%
Total net sales	$1,475.6	$2,181.1	$(705.5)	(32)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ (Decrease) Increase	% (Decrease) Increase
($ in millions)	2021	2020
Specialty Alloys Operations	$1,042.8	$1,483.0	$(440.2)	(30)%
Performance Engineered Products	255.9	395.2	(139.3)	(35)%
Intersegment	(45.9)	(49.5)	3.6	7%
Total net sales excluding surcharge revenue	$1,252.8	$1,828.7	$(575.9)	(31)%

Specialty Alloys Operations Segment

Net sales in fiscal year 2021 for the SAO segment decreased 31 percent to $1,262.2 million, as compared with $1,831.6 million in fiscal year 2020. Excluding surcharge revenue, net sales decreased 30 percent from fiscal year 2020. The fiscal year 2021 net sales reflected 25 percent lower shipment volume compared to fiscal year 2020. The SAO segment results reflect lower sales in the Aerospace and Defense and Medical end-use markets compared to the prior year caused by the market impact from the COVID-19 pandemic. Sales in the Transportation end-use market increased in fiscal year 2021 compared to fiscal year 2020.

Operating loss for the SAO segment in fiscal year 2021 was $87.4 million, or negative 6.9 percent of net sales (negative 8.4 percent of net sales excluding surcharge revenue), compared to operating income of $239.0 million, or 13.0 percent of net sales (16.1 percent of net sales excluding surcharge revenue), for fiscal year 2020. Fiscal year 2021 included LIFO decrement charges of $47.9 million compared to $1.8 million in fiscal year 2020. The LIFO decrement charges are non-cash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs. The fiscal year 2021 results also include $14.6 million of COVID-19 related costs compared to $6.5 million in fiscal year 2020.

Performance Engineered Products Segment

Net sales for fiscal year 2021 for the PEP segment were $344.5 million as compared with $401.1 million for fiscal year 2020. Excluding surcharge revenue, net sales decreased 35 percent from a year ago. The results reflect decreases in sales in all end-use markets. This included lower demand in the Medical end-use market from delays in elective procedures caused by COVID-19. The fiscal year 2021 net sales results reflect the divestiture of the Amega West business on September 30, 2020.

Operating loss for the PEP segment for fiscal year 2021 was $16.5 million, or negative 6.4 percent of net sales, as compared with operating loss of $10.4 million, or negative 2.6 percent of net sales for fiscal year 2020. Fiscal year 2021 included LIFO decrement charges of $4.3 million. The LIFO decrement charges are non-cash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs. The fiscal year 2021 results also include $2.7 million of COVID-19 related costs compared to $0.9 million in fiscal year 2020.

Liquidity and Financial Resources

During fiscal year 2022, we generated cash from operating activities of $6.0 million as compared with $250.0 million in fiscal year 2021. Our free cash flow, which we define under "Non-GAAP Financial Measures" below, was negative $122.3 million as compared to positive $132.0 million for the same period a year ago. The change in operating cash flow primarily reflects the impact of higher earnings after non-cash adjustments to net income in fiscal year 2022 offset by changes in inventory compared to a year ago. The current year reflects cash used to build inventory of $71.9 million compared to cash from targeted inventory reductions of $238.5 million in fiscal year 2021. The current period also includes $47.1 million from certain income tax refunds received related to prior years. The free cash flow results reflect lower capital spending levels in the current period as compared to the prior year period. Fiscal year 2021 results also included $20.0 million of proceeds related to the sale of our Amega West business.

Capital expenditures for property, plant, equipment and software were $91.3 million for fiscal year 2022 as compared to $100.5 million for fiscal year 2021. In fiscal year 2023, we expect capital expenditures to be approximately $100 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for fiscal year 2022 were $39.2 million, as compared to $39.1 million in the prior year period. In fiscal years 2022, 2021 and 2020 we declared and paid quarterly cash dividends of $0.20 per share.

For the fiscal years ended June 30, 2022, 2021 and 2020, interest costs totaled $45.7 million, $40.8 million and $28.8 million, respectively, of which $0.8 million, $8.1 million and $9.0 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. Debt extinguishment losses, net for the fiscal year ended June 30, 2022 were $6.0 million as compared with $8.2 million of debt extinguishment losses, net for the fiscal year ended June 30, 2021 which included $10.5 million of debt prepayment costs on notes due July 2021, offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment. For the fiscal year ended June 30, 2020, there were no debt extinguishment losses, net.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the ability to access capital markets to supplement internally generated funds. We target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Facility.

On March 26, 2021, we entered into our $300.0 million secured revolving credit facility (the "Credit Facility"). The Credit Facility amended and restated our previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, our outstanding $300.0 million 4.45% Senior Notes due in March 2023 were not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility would be due. The springing maturity clause has been fulfilled with the issuance of the 2030 Notes and subsequent payment in full of the 4.45% Senior Notes, as discussed in Note 10, Debt. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to our right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

On February 14, 2022, we entered into an amendment (the “Amendment”) to our secured revolving Credit Facility. The Amendment revised the interest coverage ratio covenant under the Credit Facility so that the first test date is June 30, 2022, and to require a minimum interest coverage ratio of 2.00 to 1.00 at June 30, 2022 (calculated for the two fiscal quarters then ended), 3.00 to 1.00 at September 30, 2022 (calculated for the three fiscal quarters then ended) and 3.50 to 1.00 at December 31, 2022 and thereafter (calculated for the four fiscal quarters then ended). The Amendment revised the restricted period under the Credit Facility, during which the Company is prohibited from incurring any secured debt other than purchase money financing for new equipment and is subject to additional restrictions on its ability to make dividends or distributions or to make certain investments, to expire on September 30, 2022.

On March 16, 2022, we completed our offering and sale of $300.0 million in aggregate principal amount of 7.625% Senior Notes due 2030 (the "2030 Notes"). The 2030 Notes accrue interest at the rate of 7.625% per annum, with interest payable in cash semi-annually in arrears on March 15 and September 15, commencing September 15, 2022. The 2030 Notes will mature on March 15, 2030. The 2030 Notes are senior unsecured indebtedness, ranking equally in right of payment with all its existing and future senior unsecured indebtedness and senior to its future subordinated indebtedness. We used the net proceeds from the issuance of the 2030 Notes to repay, in April 2022, in full $300.0 million in principal of its 4.45% senior unsecured notes due March 2023, including any interest and premium due thereon.

As of June 30, 2022, we had $5.9 million of issued letters of credit and no short-term borrowings under the Credit Facility. The balance of the Credit Agreement, $294.1 million, remains available to us. As of June 30, 2022, the borrowing rate for the Credit Facility was 3.67 percent.

We believe that our total liquidity of $448.3 million, as of June 30, 2022, which includes cash and cash equivalents of $154.2 million and available borrowing capacity of $294.1 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

During fiscal year 2022, we made pension contributions of $0.7 million in total to our qualified defined benefit pension plans. We are not required to make cash contributions to our domestic qualified pension plans during fiscal year 2023 as a result of the American Rescue Plan Act of 2021. Over the next five years, current estimates indicate that we will be required to make approximately $67.4 million of cash contributions to our domestic qualified defined benefit pension plans, based on the laws in effect for pension funding as of June 30, 2022, and subject to market returns and interest rate assumptions.

As of June 30, 2022, we had cash and cash equivalents of approximately $40.6 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the fiscal year ended June 30, 2022, we repatriated cash of $19.8 million from foreign jurisdictions.

We are subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant was waived until the quarter ended June 30, 2022 at which time it is required to be 2.00 to 1.00, for the quarter ended September 30, 2022 it will be 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires us to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. In addition, we are subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of June 30, 2022, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2022:

Covenant	Covenant Requirement	Actual Ratio
Consolidated debt to capital	55% (maximum)	34%
Consolidated interest coverage ratio	2.00 to 1.00 (minimum)	3.65 to 1.00
Asset coverage ratio	1.10 to 1.00 (minimum)	71.40 to 1.00
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

Net Sales and Gross Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and special items and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from gross profit and gross margin is helpful in analyzing our operating performance as the inventory write-downs from restructuring are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of "Gross Profit" for a reconciliation of net sales and gross margin, excluding surcharge revenue and special items, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Adjusted Operating (Loss) Income and Adjusted Operating Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of operating (loss) income and operating margin as adjusted to exclude the impact of raw material surcharge revenue and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from operating margin is helpful in analyzing our operating performance, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of operating loss for a reconciliation of adjusted operating (loss) income and adjusted operating margin excluding special items to operating (loss) income and operating margin determined in accordance with U.S. GAAP. Adjusted operating (loss) income and adjusted operating margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating (loss) income and operating margin calculated in accordance with U.S. GAAP.

Adjusted Loss Per Share

The following provides a reconciliation of adjusted loss per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share data)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Year ended June 30, 2022, as reported	$(63.1)	$14.0	$(49.1)	$(1.01)

Special items:
COVID-19 costs	5.9	(1.3)	4.6	0.08
COVID-19 employee retention credits	(12.7)	2.8	(9.9)	(0.20)
Acquisition-related contingent liability release	(4.7)	1.1	(3.6)	(0.07)
Environmental site charge	2.4	(0.5)	1.9	0.04
Debt extinguishment losses, net	6.0	(1.3)	4.7	0.10
Total impact of special items	(3.1)	0.8	(2.3)	(0.05)

Year ended June 30, 2022, as adjusted	$(66.2)	$14.8	$(51.4)	$(1.06)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.5 million for the fiscal year ended June 30, 2022.

($ in millions, except per share data)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Year ended June 30, 2021, as reported	$(297.9)	$68.3	$(229.6)	$(4.76)

Special items:
LIFO decrement	52.2	(14.9)	37.3	0.77
COVID-19 costs	17.3	(5.0)	12.3	0.25
Inventory write-downs from restructuring	4.2	(1.0)	3.2	0.07
Restructuring and asset impairment charges	16.6	(4.0)	12.6	0.26
Goodwill impairment	52.8	(0.1)	52.7	1.09
Debt extinguishment losses, net	8.2	(2.0)	6.2	0.13
Pension settlement charges	11.4	(2.8)	8.6	0.18
Total impact of special items	162.7	(29.8)	132.9	2.75

Year ended June 30, 2021, as adjusted	$(135.2)	$38.5	$(96.7)	$(2.01)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.3 million for the fiscal year ended June 30, 2021.

Management believes that the presentation of loss per share adjusted to exclude the impact of special items is helpful in analyzing the operating performance of the Company, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, the Company's board of directors and others. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted loss per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, loss per share calculated in accordance with U.S. GAAP.

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures:

	Fiscal Year
($ in millions)	2022	2021	2020
Net cash provided from operating activities	$6.0	$250.0	$231.8
Purchases of property, plant, equipment and software	(91.3)	(100.5)	(171.4)
Proceeds from disposals of property, plant and equipment and assets held for sale	2.2	1.6	0.2
Proceeds from divestiture of business	—	20.0	—
Dividends paid	(39.2)	(39.1)	(38.8)
Free cash flow	$(122.3)	$132.0	$21.8

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. We value other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2022 and 2021, $122.9 million and $107.5 million of inventory, respectively, was accounted for using a method other than the LIFO method.

Costs include direct materials, direct labor, applicable manufacturing overhead and other direct costs. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. The prices for many of the raw materials we use have been volatile. Since we value most of our inventory utilizing the LIFO inventory costing methodology, rapid changes in raw material costs have an impact on our operating results. In a period of rising prices, cost of sales expense recognized under LIFO is generally higher than the cash costs incurred to acquire the inventory sold. Conversely, in a period of declining raw material prices, cost of sales expense recognized under LIFO is generally lower than the cash costs incurred to acquire the inventory sold.

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

Pension and Other Postretirement Benefits

The amount of net pension (income) expense, which is determined annually, or upon remeasurement, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan's investment policies, an analysis of the historical returns of the capital markets and current interest rates. Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan’s Investment Policy Statement. The plan discount rate is determined by reference to the Bond:Link interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan's anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension (income) expense would change by $2.2 million. If the discount rate was changed by 0.25 percent, the net pension (income) expense would change by $0.3 million.

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

Goodwill

Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Effective in fiscal year 2022 and prospectively, we will perform the required annual goodwill impairment test as of June 1 rather than on June 30 which was our previous practice. We believe this change is preferable as it more closely aligns with the timing of our annual budgeting process. We do not believe this change resulted in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as we are unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

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

As of June 30, 2022, we have three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2022, was $195.5 million and represents approximately 81 percent of total goodwill as of June 30, 2022. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of June 30, 2022, of $31.9 million and $14.0 million, respectively. The fair value for all three reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

Goodwill associated with the SAO reporting unit is tested at the SAO segment level. As of June 1, 2022, the fair value of the SAO reporting unit exceeded the carrying value by approximately 38.2 percent. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO's fair value, a weighted average cost capital of 9.5 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2022, the SAO reporting unit would have a fair value that exceeded the carrying value by approximately 34.5 percent.

Goodwill associated with the PEP segment is tested at the Dynamet and Latrobe Distribution reporting unit level. As of June 1, 2022, the fair value of the Dynamet reporting unit exceeded the carrying value by approximately 54.1 percent. For purposes of the discounted cash flow analysis for Dynamet's fair value, a weighted average cost capital of 13.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2022, the Dynamet reporting unit would have a fair value that exceeded the carrying value by approximately 52.0 percent. As of June 1, 2022, the fair value of the Latrobe Distribution reporting unit exceeded the carrying value by approximately 34.5 percent. For purposes of the discounted cash flow analysis for Latrobe Distribution's fair value, a weighted average cost capital of 11.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2022, the Latrobe Distribution reporting unit would have a fair value that exceeded the carrying value by approximately 32.1 percent.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with Carpenter's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2022 and 2021.

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
Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2022 and 2021 were $18.3 million and $16.0 million, respectively. During fiscal year 2022 we recorded a liability for a third party Superfund waste-disposal site, Helen Kramer Landfill, of $2.4 million. In December 1997, we were named as a party in the Helen Kramer Landfill Settlement Agreement. As a result of the settlement agreement, we were obligated to reimburse the settling work defendants for 31.4 percent of up to $7.5 million in capital expenditure costs as they were incurred, which was prior to fiscal year 2022. We recorded a $2.4 million liability for our proportional share of the capital expenditure amount. We intend to pay these remediation costs during the next fiscal year. During fiscal year 2022, we also decreased the liability for a company-owned former operating site by $0.1 million.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) uncertainty regarding the return to service of the Boeing 737 MAX aircraft and the related supply chain disruption; (17) potential impacts of the COVID-19 pandemic on our operations, financial results and financial position; (18) our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; (19) our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic; and (20) our ability to successfully carry out restructuring and business exit activities on the expected terms and timelines. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 17 to the consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data", in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2022, we had approximately $8.6 million of net deferred gains related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 14 percent of these net deferred gains relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan’s Investment Policy Statement.

The status of our financial instruments as of June 30, 2022, is provided in Note 17 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data". Assuming on June 30, 2022, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter's internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment, management concluded that, as of June 30, 2022, Carpenter's internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter's internal control over financial reporting as of June 30, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of changes in equity and of cash flows for each of the three years in the period ended June 30, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed its accounting policy for impairment of goodwill by modifying the annual goodwill impairment testing date from June 30 to June 1.

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

Goodwill Impairment Assessment – Specialty Alloys Operations and Dynamet Reporting Units

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $241.4 million as of June 30, 2022 and the goodwill associated with the Specialty Alloys Operations (SAO) and Dynamet reporting units was $195.5 million and $31.9 million, respectively. Goodwill is annually tested for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using a weighting of discounted cash flows and market multiples valuation techniques for the SAO and Dynamet reporting units. The discounted cash flow technique requires the use of cash flow forecasts. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the SAO and Dynamet reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurement of the SAO and Dynamet reporting units using the discounted cash flow valuation technique, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (i) the revenue growth rates and weighted average cost of capital for the SAO reporting unit, and (ii) the revenue growth rates for the Dynamet reporting unit. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s SAO and Dynamet reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the discounted cash flow valuation technique; (iii) testing the completeness, accuracy and relevance of underlying data used in developing the estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and weighted average cost of capital for the SAO reporting unit and the revenue growth rates for the Dynamet reporting unit. Evaluating management’s assumptions related to the revenue growth rates and weighted average cost of capital involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow valuation technique, and the reasonableness of the weighted average cost of capital assumption.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

August 15, 2022

We have served as the Company's auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2022, 2021 and 2020

($ in millions, except per share data)	2022	2021	2020
Net sales	$1,836.3	$1,475.6	$2,181.1
Cost of sales	1,686.5	1,470.4	1,822.4
Cost of sales - inventory write-downs from restructuring	—	4.2	29.3
Gross profit	149.8	1.0	329.4

Selling, general and administrative expenses	174.7	180.2	201.0
Restructuring and asset impairment charges	—	16.6	68.5
Goodwill impairment	—	52.8	34.6
Operating (loss) income	(24.9)	(248.6)	25.3

Interest expense, net	44.9	32.7	19.8
Debt extinguishment losses, net	6.0	8.2	—
Other (income) expense, net	(12.7)	8.4	(0.6)

(Loss) income before income taxes	(63.1)	(297.9)	6.1
Income tax (benefit) expense	(14.0)	(68.3)	4.6

Net (loss) income	$(49.1)	$(229.6)	$1.5

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.01)	$(4.76)	$0.02
Diluted	$(1.01)	$(4.76)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.5	48.3	48.1
Diluted	48.5	48.3	48.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years ended June 30, 2022, 2021 and 2020

($ in millions)	2022	2021	2020
Net (loss) income	$(49.1)	$(229.6)	$1.5
Other comprehensive income (loss), net of tax	.6
Pension and postretirement benefits (losses), net of tax of $(8.4), $(55.3) and $(13.2), respectively	26.2	175.2	(41.0)
Net (loss) gain on derivative instruments, net of tax of $0.5, $(5.7) and $(1.2), respectively	(1.4)	18.0	3.7
Foreign currency translation	(6.0)	12.5	(8.9)
Other comprehensive income (loss), net of tax	18.8	205.7	(46.2)
Comprehensive loss, net of tax	$(30.3)	$(23.9)	$(44.7)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2022, 2021 and 2020

($ in millions)	2022	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(49.1)	$(229.6)	$1.5
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	131.4	123.6	123.9
LIFO decrement	—	52.2	1.8
Goodwill impairment charge	—	52.8	34.6
Non-cash inventory write-downs from restructuring	—	4.2	29.3
Acquisition-related contingent liability release	(4.7)	—	—
Non-cash restructuring and asset impairment charges	—	16.2	56.4
Debt extinguishment losses, net	6.0	8.2	—
Deferred income taxes	(3.1)	(33.6)	(0.4)
Net pension (income) expense	(7.3)	24.6	15.3
Share-based compensation expense	10.8	10.4	10.9
Net loss on disposal of property, plant, and equipment and assets held for sale	2.0	0.3	0.2
Changes in working capital and other:
Accounts receivable	(79.0)	(14.9)	90.3
Inventories	(71.9)	238.5	29.5
Other current assets	8.3	(33.9)	(20.5)
Accounts payable	95.7	22.4	(109.9)
Accrued liabilities	(24.5)	33.8	(18.1)
Pension plan contributions	(0.7)	(19.9)	(6.5)
Other postretirement plan contributions	(1.7)	(2.7)	(3.5)
Other, net	(6.2)	(2.6)	(3.0)
Net cash provided from operating activities	6.0	250.0	231.8
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(91.3)	(100.5)	(171.4)
Proceeds from disposals of property, plant and equipment and assets held for sale	2.2	1.6	0.2
Proceeds from divestiture of business	—	20.0	—
Net cash used for investing activities	(89.1)	(78.9)	(171.2)
FINANCING ACTIVITIES
Credit agreement borrowings	—	—	351.1
Credit agreement repayments	—	—	(181.1)
Net change in short-term credit agreement borrowings	—	(170.0)	(19.7)
Proceeds from issuance of long-term debt, net of offering costs	296.6	395.5	—
Payments on long-term debt	(300.0)	(250.0)	—
Payments for debt extinguishment costs, net	(6.0)	(8.2)	—
Payments for debt issue costs	(0.8)	(2.5)	—
Dividends paid	(39.2)	(39.1)	(38.8)
Proceeds from stock options exercised	—	0.5	4.3
Withholding tax payments on share-based compensation awards	(3.4)	(2.3)	(8.0)
Net cash (used for) provided from financing activities	(52.8)	(76.1)	107.8
Effect of exchange rate changes on cash and cash equivalents	2.7	(0.7)	(2.3)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(133.2)	94.3	166.1
Cash and cash equivalents at beginning of year	287.4	193.1	27.0
Cash and cash equivalents at end of year	$154.2	$287.4	$193.1
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2022 and 2021

($ in millions, except share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$154.2	$287.4
Accounts receivable, net of allowance for doubtful accounts of $5.4 million and $6.5 million at June 30, 2022 and 2021, respectively	382.3	308.7
Inventories	496.1	425.7
Other current assets	86.8	95.6
Total current assets	1,119.4	1,117.4
Property, plant and equipment, net	1,420.8	1,457.5
Goodwill	241.4	241.4
Other intangibles, net	35.2	43.1
Deferred income taxes	5.7	5.3
Other assets	109.8	106.5
Total assets	$2,932.3	$2,971.2

LIABILITIES
Current liabilities:
Accounts payable	$242.1	$142.4
Accrued liabilities	133.5	163.9
Total current liabilities	375.6	306.3
Long-term debt	691.8	694.5
Accrued pension liabilities	196.6	222.6
Accrued postretirement benefits	77.4	98.6
Deferred income taxes	162.4	156.9
Other liabilities	98.0	100.0
Total liabilities	1,601.8	1,578.9

Contingencies and commitments (see Note 13)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,025,510 shares at June 30, 2022, and 56,024,619 shares at June 30, 2021; outstanding 48,286,439 shares at June 30, 2022, and 48,040,676 shares at June 30, 2021	280.1	280.1
Capital in excess of par value	320.3	322.6
Reinvested earnings	1,211.0	1,299.3
Common stock in treasury (7,739,071 shares and 7,983,943 shares at June 30, 2022 and 2021, respectively), at cost	(307.4)	(317.4)
Accumulated other comprehensive loss	(173.5)	(192.3)
Total stockholders' equity	1,330.5	1,392.3
Total liabilities and stockholders' equity	$2,932.3	$2,971.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2022, 2021 and 2020

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balances at June 30, 2019	$279.0	$320.4	$1,605.3	$(332.8)	$(351.8)	$1,520.1
Net income			1.5			1.5
Pension and postretirement benefits loss, net of tax					(41.0)	(41.0)
Net gain on derivative instruments, net of tax					3.7	3.7
Foreign currency translation					(8.9)	(8.9)
Cash dividends:
Common @ $0.80 per share			(38.8)			(38.8)
Share-based compensation plans	0.5	(2.7)		7.0		4.8
Stock options exercised	0.6	3.7				4.3
Balances at June 30, 2020	280.1	321.4	1,568.0	(325.8)	(398.0)	1,445.7
Net loss			(229.6)			(229.6)
Pension and postretirement benefits gain, net of tax					175.2	175.2
Net gain on derivative instruments, net of tax					18.0	18.0
Foreign currency translation					12.5	12.5
Cash dividends:
Common @ $0.80 per share			(39.1)			(39.1)
Share-based compensation plans		0.8		8.4		9.2
Stock options exercised		0.4				0.4
Balances at June 30, 2021	280.1	322.6	1,299.3	(317.4)	(192.3)	1,392.3
Net loss			(49.1)			(49.1)
Pension and postretirement benefits gain, net of tax					26.2	26.2
Net loss on derivative instruments, net of tax					(1.4)	(1.4)
Foreign currency translation					(6.0)	(6.0)
Cash dividends:
Common @ $0.80 per share			(39.2)			(39.2)
Share-based compensation plans		(2.3)		10.0		7.7
Balances at June 30, 2022	$280.1	$320.3	$1,211.0	$(307.4)	$(173.5)	$1,330.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2022, 2021 and 2020

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2019	55,808,743	(8,338,380)	47,470,363
Stock options exercised	117,049	—	117,049
Share-based compensation plans	86,956	176,100	263,056
Balances at June 30, 2020	56,012,748	(8,162,280)	47,850,468
Stock options exercised	11,871	—	11,871
Share-based compensation plans	—	178,337	178,337
Balances at June 30, 2021	56,024,619	(7,983,943)	48,040,676
Stock options exercised	891	—	891
Share-based compensation plans	—	244,872	244,872
Balances at June 30, 2022	56,025,510	(7,739,071)	48,286,439

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

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances of $25.8 million, $14.4 million and $25.8 million for the years ended June 30, 2022, 2021 and 2020, respectively, is recognized when performance obligations are satisfied under the terms of a customer order or contract. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product, based on the applicable shipping terms, or when the service is performed. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Freight and Handling Fees and Costs

Freight and handling costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of operations.

Research and Development

Research and development expenditures, which amounted to $20.4 million, $19.7 million and $28.0 million in fiscal years 2022, 2021 and 2020, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of operations. The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses. Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2022 and 2021, $122.9 million and $107.5 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Goodwill

Goodwill, net of accumulated impairment losses, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Effective fiscal year 2022 and prospectively, the Company will perform its required annual goodwill impairment test as of June 1 rather than on June 30 which was the Company’s previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company’s annual budgeting process. The Company does not believe this change resulted in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 3 percent as of June 30, 2022 and 2021. The liabilities, net of present value discount, for this former operating site were $11.2 million and $11.2 million, as of June 30, 2022 and 2021, respectively.

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

Foreign Currency Translation

Assets and liabilities of international operations are translated into U.S. dollars at exchange rates in effect at year-end, and their income statements are translated at the average monthly exchange rates prevailing during the year. The resulting translation gains and losses are recorded each period as a component of accumulated other comprehensive income (loss) until the international entity is sold or liquidated. Gains and losses from transactions denominated in foreign currencies are reported in other (income) expense, net in the consolidated statements of operations.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations we perform on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2022 and 2021, no single customer accounted for 10 percent or more of total net sales. During fiscal year 2020, one customer, Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent of total net sales. For the year ended June 30, 2020, 90 percent of sales to Howmet Aerospace Inc. were reported by the SAO segment and 10 percent were reported by the PEP segment, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2022 and 2021.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     Restructuring Charges and Asset Impairment Charges

Fiscal year 2022

There were no restructuring and asset impairment charges for fiscal year 2022.

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

The Company recorded a pre-tax charge of $20.7 million during the year ended June 30, 2020, to reflect site closure costs for two domestic powder facilities in the PEP segment consisting of non-cash adjustments of property, plant and equipment and other assets.

During the year ended June 30, 2020, the Company implemented a restructuring plan aimed at reducing fixed costs by eliminating 20 percent of global salaried positions across all business segments. In connection with this restructuring plan and other cost saving actions, the Company recorded a pre-tax charge of $8.4 million during the year ended June 30, 2020, consisting primarily of various personnel-related costs for severance payments, medical coverage and related items. Of this charge, $0.9 million was recorded as non-cash forfeiture income related to share-based compensation in fiscal year 2020 and $3.5 million was paid from the Company's qualified pension plan in fiscal year 2021.

The Company recorded a pre-tax charge of $8.3 million during the year ended June 30, 2020, to reflect a non-cash write-down of software related to costs for an enterprise resource system that will not be implemented at a particular business unit.

The reserve balances and activity for restructuring charges at June 30, 2022 and 2021 were as follows:

	June 30,
($ in millions)	2022	2021
Reserve balance beginning of year	$1.4	$9.5
Restructuring charges excluding non-cash impairments	—	1.2
Cash payments	(1.4)	(9.3)
Reserve balance end of year	$—	$1.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in ASU 2021-10 require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; significant terms and conditions of the transactions, including commitments and contingencies. ASU 2021-10 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. The Company adopted the provisions of ASU 2021-10 in the fourth quarter of fiscal year 2022. ASU 2021-10 is a requirement for additional disclosure and it did not materially impact the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year, and recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the basis of goodwill. ASU 2019-12 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2020, with early adoption permitted. The Company adopted the provisions of ASU 2019-12 in the first quarter of fiscal year 2022. As a result, the Company recorded tax benefits on its year-to-date net loss for the nine months ended March 31, 2022 in excess of its forecasted total tax benefits for the full fiscal year. Adoption of the other provisions in ASU 2019-12 did not materially impact the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). This guidance added a new impairment model, known as the current expected credit loss model ("CECL"), which is based on expected losses rather than incurred losses that were recognized under the Allowance for Loan and Lease Losses accounting standard. Under this model, an entity is required to recognize an allowance equivalent to its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts and other loan commitments. This model does not have a minimum threshold for recognition of impairment losses and requires the measurement of expected credit losses on assets that have a low risk of loss. This guidance will need to be considered in future assessments of credit losses. The adoption of ASU 2016-13 did not materially impact the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14 Reference Rate Reform (Subtopic 715-20). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. Amendments that affect the Company's disclosure include the following: (i) elimination of presenting the amounts in accumulated other comprehensive income expected to be recognized (i.e., amortization of net actuarial losses and prior service costs) as non-service components of net periodic benefit cost over the next fiscal year; (ii) for postretirement health care benefits, elimination of the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit cost and (b) benefit obligation. These amendments are effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The adoption of ASU 2018-14 did not materially impact the consolidated financial statements.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $14.4 million and $8.6 million at June 30, 2022 and 2021, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations and Performance Engineered Products. Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company's overall revenues by end-use markets and geography for years ended June 30, 2022, 2021 and 2020 were as follows:

End-Use Market Data	Years Ended June 30,
($ in millions)	2022	2021	2020
Aerospace and Defense	$790.2	$710.9	$1,313.7
Medical	212.3	143.5	197.0
Transportation	178.3	144.5	132.1
Energy	113.0	87.8	135.4
Industrial and Consumer	417.2	292.1	296.0
Distribution	125.3	96.8	106.9
Total net sales	$1,836.3	$1,475.6	$2,181.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Years Ended June 30,
($ in millions)	2022	2021	2020
United States	$1,179.9	$926.6	$1,393.4
Europe	253.5	242.7	387.4
Asia Pacific	233.9	194.4	237.5
Mexico	89.4	48.8	67.0
Canada	41.5	32.9	54.2
Other	38.1	30.2	41.6
Total net sales	$1,836.3	$1,475.6	$2,181.1

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.                                     Loss (Earnings) per Common Share

The Company calculates basic and diluted (loss) earnings per share using the two class method. Under the two class method, (loss) earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The (loss) earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted (loss) earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the years ended June 30, 2022 and 2021, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted (loss) earnings per common share for the years ended June 30, 2022, 2021 and 2020 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2022	2021	2020
Net (loss) income	$(49.1)	$(229.6)	$1.5
Dividends allocated to participating securities	(0.1)	(0.4)	(0.4)

(Loss) earnings available for common shareholders used in calculation of basic (loss) earnings per share	$(49.2)	$(230.0)	$1.1

Weighted average number of common shares outstanding, basic	48.5	48.3	48.1

Basic (loss) earnings per common share	$(1.01)	$(4.76)	$0.02

Net (loss) income	$(49.1)	$(229.6)	$1.5
Dividends allocated to participating securities	(0.1)	(0.4)	(0.4)

(Loss) earnings available for common shareholders used in calculation of diluted (loss) earnings per share	$(49.2)	$(230.0)	$1.1

Weighted average number of common shares outstanding, basic	48.5	48.3	48.1
Effect of shares issuable under share-based compensation plans	—	—	0.1

Weighted average number of common shares outstanding, diluted	48.5	48.3	48.2

Diluted (loss) earnings per common share	$(1.01)	$(4.76)	$0.02

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2022	2021	2020
Stock options	1.9	2.1	1.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.                                      Inventories

Inventories consisted of the following components at June 30, 2022 and 2021:

	June 30,
($ in millions)	2022	2021
Raw materials and supplies	$127.8	$115.0
Work in process	261.2	206.2
Finished and purchased products	107.1	104.5
Total inventory	$496.1	$425.7

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $427.2 million and $238.8 million higher as of June 30, 2022 and 2021, respectively. Current cost of LIFO-valued inventories was $800.4 million at June 30, 2022, and $557.0 million at June 30, 2021. There was no impact to cost of sales, net income or earnings per share during fiscal year 2022 from reductions in LIFO-valued inventories. In fiscal year 2021, the reductions in LIFO-valued inventories increased cost of sales by $52.2 million, increased net loss by $37.3 million and negatively impacted diluted loss per share by $0.77.

There were no inventory impairments recorded in fiscal year 2022. In fiscal year 2021, the Company recorded $4.2 million of inventory impairments within the Additive reporting unit which is part of the PEP segment as a result of restructuring actions.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.                                      Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following components at June 30, 2022 and 2021:

	June 30,
($ in millions)	2022	2021
Land	$38.3	$36.5
Buildings and building equipment	546.5	537.6
Machinery and equipment	2,348.4	2,234.6
Capitalized software	219.8	221.2
Construction in progress	66.5	120.0
Total at cost	3,219.5	3,149.9
Less: accumulated depreciation and amortization	1,798.7	1,692.4
Total property, plant and equipment, net	$1,420.8	$1,457.5

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30
Capitalized software	3 – 12

As a result of targeted cost reduction activities, as further described in Note 2, the Company executed restructuring activities within the Additive reporting unit in both fiscal years 2021 and 2020. As a result, the Company recorded impairment charges related to property, plant and equipment of $8.2 million during fiscal year 2021. During fiscal year 2020 the Company approved a plan to exit the oil and gas business and closed two powder facilities in the PEP segment. As a result, the Company recorded impairment charges related to property, plant and equipment of $31.4 million in fiscal year 2020.

Depreciation for the years ended June 30, 2022, 2021 and 2020 was $107.6 million, $104.7 million and $111.0 million, respectively. Amortization related to capitalized software amounted to $16.9 million, $12.0 million and $5.3 million for the years ended June 30, 2022, 2021 and 2020, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.                                      Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Effective fiscal year 2022 and prospectively, the Company will perform its required annual goodwill impairment test as of June 1 rather than on June 30 which was the Company’s previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company’s annual budgeting process. The Company does not believe this change resulted in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

As of June 30, 2022, the Company has three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2022, was $195.5 million and represents approximately 81 percent of total goodwill as of June 30, 2022. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of June 30, 2022, of $31.9 million and $14.0 million, respectively. The fair value for all three reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

The Company conducts goodwill impairment testing at least annually as of June 1, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. In preparing the financial statements for the quarter ended December 31, 2020, the Company identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the continuing impacts of the COVID-19 pandemic. During the quarter ended December 31, 2020 the Company also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and current market conditions, the pace of growth in the future projections for the Company's Additive reporting unit were lowered.

The fair value for the Additive reporting unit was estimated using a discounted cash flow technique. The Company determined the goodwill associated with the Additive reporting unit was impaired and recorded an impairment charge of $52.8 million during the quarter ended December 31, 2020, which represented the entire balance of goodwill.

Goodwill associated with the SAO reporting unit is tested at the SAO segment level. As of June 1, 2022, the fair value of the SAO reporting unit exceeded the carrying value by approximately 38.2 percent. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO's fair value, the Company used a weighted average cost capital of 9.5 percent and a terminal growth rate assumption of 2.5 percent. If the long-term growth rate of this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2022, the SAO reporting unit would have a fair value that exceeded the carrying value by approximately 34.5 percent.

Goodwill associated with the PEP segment is tested at the Dynamet and Latrobe Distribution reporting unit level. As of June 1, 2022, the fair value of the Dynamet reporting unit exceeded the carrying value by approximately 54.1 percent. For purposes of the discounted cash flow analysis for Dynamet's fair value, a weighted average cost capital of 13.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2022, the Dynamet reporting unit would have a fair value that exceeded the carrying value by approximately 52.0 percent. As of June 1, 2022, the fair value of the Latrobe Distribution reporting unit exceeded the carrying value by approximately 34.5 percent. For purposes of the discounted cash flow analysis for Latrobe Distribution's fair value, a weighted average cost capital of 11.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2022, the Latrobe Distribution reporting unit would have a fair value that exceeded the carrying value by approximately 32.1 percent.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of the reporting units.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated goodwill impairment losses of $134.6 million are related solely to the PEP segment. The changes in the carrying amount of goodwill by reportable segment for fiscal years 2022 and 2021 were as follows:

($ in millions)	June 30, 2020	Impairment	Other	June 30, 2021	June 30, 2022
Goodwill	$372.2	$—	$3.8	$376.0	$376.0
Accumulated impairment losses	(81.8)	(52.8)	—	(134.6)	(134.6)
Total goodwill	$290.4	$(52.8)	$3.8	$241.4	$241.4

Specialty Alloys Operations	$195.5	$—	$—	$195.5	$195.5
Performance Engineered Products	94.9	(52.8)	3.8	45.9	45.9
Total goodwill	$290.4	$(52.8)	$3.8	$241.4	$241.4

Other Intangible Assets, Net

		June 30, 2022			June 30, 2021
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	15 - 30	$29.9	$(25.3)	$4.6	$29.9	$(24.3)	$5.6
Customer relationships	10 - 15	70.8	(48.8)	22.0	70.8	(44.1)	26.7
Technology	10 - 15	3.6	(3.1)	0.5	3.6	(2.8)	0.8
Patents	14 - 20	11.4	(3.3)	8.1	11.4	(1.4)	10.0
Total		$115.7	$(80.5)	$35.2	$115.7	$(72.6)	$43.1

The Company recorded $6.9 million of amortization expense related to intangible assets during fiscal year 2022, $6.9 million during fiscal year 2021 and $8.3 million during fiscal year 2020. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $6.8 million in fiscal year 2023, $6.6 million in fiscal year 2024, $6.5 million in fiscal years 2025 and 2026 and $4.5 million in fiscal year 2027.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2022 and 2021:

	June 30,
($ in millions)	2022	2021
Accrued compensation and benefits	$53.2	$81.4
Accrued interest expense	18.4	16.2
Contract liabilities	14.4	8.6
Accrued postretirement benefits	14.1	14.4
Current portion of lease liabilities	9.9	9.0
Accrued pension liabilities	3.4	3.5
Accrued income taxes	0.4	0.5
Derivative financial instruments	0.3	4.2
Other	19.4	26.1
Total accrued liabilities	$133.5	$163.9

11.    Debt
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
On July 10, 2020, the Company completed its offering and sale of $400.0 million in aggregate principal amount of 6.375% Senior Notes due 2028 (the "2028 Notes"). The 2028 Notes accrue interest at the rate of 6.375% per annum, with interest payable in cash semi-annually in arrears on each January 15th and July 15th, commencing January 15, 2021. The 2028 Notes will mature on July 15, 2028. The 2028 Notes are senior unsecured indebtedness of the Company, ranking equally in right of payment with all its existing and future senior unsecured indebtedness and senior to any future subordinated indebtedness. The Company utilized a portion of the net proceeds from the issuance of the 2028 Notes to repay in full $250.0 million in aggregate principal amount of its senior unsecured notes due July 2021. The Company used or intends to use the remaining net proceeds from the issuance of the 2028 Notes for general corporate purposes.

On March 26, 2021, the Company entered into a $300.0 million secured revolving credit facility ("the Credit Facility"). The Credit Facility amended and restated the Company's previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, the Company's outstanding $300.0 million 4.45% Senior Notes due in March 2023 were not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility would be due. The springing maturity clause has been fulfilled with the issuance of the 2030 Notes and subsequent payment in full of the 2023 Notes. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to the Company's right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Company has the right to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 14, 2022, the Company entered into an amendment (the "Amendment") to its Credit Facility. The Amendment revised the interest coverage ratio covenant under the Credit Facility so the first test date is June 30, 2022, and to require a minimum interest coverage ratio of 2.00 to 1.00 at June 30, 2022, (calculated for the two fiscal quarters then ended), 3.00 to 1.00 at September 30, 2022, (calculated for the three fiscal quarters then ended) and 3.50 to 1.00 at December 31, 2022, and thereafter (calculated for the four fiscal quarters then ended). The Amendment revised the restricted period under the Credit Facility, during which the Company is prohibited from incurring any secured debt other than purchase money financing for new equipment and is subject to additional restrictions on its ability to make dividends or distributions or to make certain investments, to expire on September 30, 2022.

Interest on the borrowings under the Credit Facility accrue at variable rates, based upon a "Eurocurrency Rate" or a defined "Base Rate". Both are determined based upon the credit rating of the Company's senior unsecured long-term debt (the "Debt Rating"). The applicable margin to be added to Eurocurrency Rate ranges from 1.25% to 2.25% (2.00% as of June 30, 2022), and for Base Rate-determined loans, from 0.25% to 1.25% (1.00% as of June 30, 2022). The Company also pays a quarterly commitment fee ranging from 0.275% to 0.375% (0.35% as of June 30, 2022), determined based upon the Debt Rating, of the unused portion of the $300.0 million commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.25% to 2.25% (2.00% as of June 30, 2022), with respect to letters of credit issued under the Credit Facility. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of June 30, 2022, the Company had $5.9 million of issued letters of credit under the Credit Facility and no short-term borrowings, with the balance of $294.1 million available to the Company. As of June 30, 2022, the borrowing rate for the Credit Facility was 3.67 percent.

The Company is subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant was waived until the quarter ended June 30, 2022 at which time it is required to be 2.00 to 1.00 and then 3.00 to 1.00 at September 30, 2022. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. In addition, the Company is also subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of June 30, 2022, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding at June 30, 2022 and 2021 consisted of the following:

	June 30,
($ in millions)	2022	2021
Senior unsecured notes, 4.45% due March 2023 (face value of $300.0 million at June 30, 2021)	$—	$299.5
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at June 30, 2022 and 2021)	395.9	395.0
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at June 30, 2022)	295.9	—
Total	691.8	694.5
Less amounts due within one year	—	—
Long-term debt, net of current portion	$691.8	$694.5

Aggregate maturities of long-term debt for the five fiscal years subsequent to June 30, 2022, are $0.0 million.

For the years ended June 30, 2022, 2021 and 2020, interest costs totaled $45.7 million, $40.8 million and $28.8 million, respectively, of which $0.8 million, $8.1 million and $9.0 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. Debt extinguishment losses, net for the fiscal year ended June 30, 2022 were $6.0 million as compared with $8.2 million of debt extinguishment losses, net for the fiscal year ended June 30, 2021, which included $10.5 million of debt prepayment costs on the Notes due July 2021 offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment. For the fiscal year ended June 30, 2020 there were no debt extinguishment losses, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.
The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association ("VEBA") Trust. During fiscal years 2022 and 2021, the Company funded benefit payments using assets in the VEBA Trust.
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2022	2021	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,225.5	$1,343.1	$249.3	$264.2
Service cost	8.6	9.6	2.4	2.7
Interest cost	36.6	39.4	7.4	7.7
Benefits paid	(62.8)	(92.5)	(11.6)	(12.9)
Actuarial gain	(221.2)	(25.3)	(41.3)	(12.4)
Plan settlements	(27.3)	(48.8)	—	—
Projected benefit obligation at end of year	959.4	1,225.5	206.2	249.3
Change in plan assets:
Fair value of plan assets at beginning of year	999.4	923.4	136.3	112.8
Actual return	(153.7)	193.7	(11.7)	33.6
Benefits paid	(62.8)	(92.6)	(11.5)	(12.8)
Contributions	3.8	23.7	1.6	2.7
Plan settlements	(27.3)	(48.8)	—	—
Fair value of plan assets at end of year	759.4	999.4	114.7	136.3
Funded status of the plans	$(200.0)	$(226.1)	$(91.5)	$(113.0)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities - current	(3.4)	(3.5)	(14.1)	(14.4)
Accrued pension liabilities - noncurrent	(196.6)	(222.6)	—	—
Accrued postretirement benefits - noncurrent	—	—	(77.4)	(98.6)
Funded status of the plans	$(200.0)	$(226.1)	$(91.5)	$(113.0)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Postretirement Plans
($ in millions)	2022	2021	2022	2021
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$282.0	$298.0	$(10.3)	$10.3
Prior service cost (credit)	7.9	10.0	(6.2)	(10.1)
Total	$289.9	$308.0	$(16.5)	$0.2
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of:
Net actuarial gain	$(7.5)	$(162.6)	$(21.3)	$(39.4)
Amortization of net (loss) gain	(8.4)	(15.3)	0.8	(3.6)
Amortization of prior service (cost) benefit	(2.1)	(2.1)	3.9	3.9
Settlement charge	—	(11.4)	—	—
Total, before tax effect	$(18.0)	$(191.4)	$(16.6)	$(39.1)
Additional information:
Accumulated benefit obligation for all pension plans	$956.4	$1,217.6	N/A	N/A

For the year ended June 30, 2022, actuarial gains in pension plans were significantly impacted by a change in discount rate of $225.2 million and actuarial gains in other postretirement plans were significantly impacted by a change in discount rate of $41.9 million. For the year ended June 30, 2021, actuarial gains in pension plans were significantly impacted by a mortality update of $13.1 million and a change in discount rate of $7.1 million and actuarial gains in other postretirement plans were significantly impacted by a mortality update of $6.8 million and a change in plan experience of $4.2 million.

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2022 and 2021:

	Pension Plans		Other Postretirement Plans
($ in millions)	2022	2021	2022	2021
Projected benefit obligation	$959.4	$1,225.5	$206.1	$249.3
Fair value of plan assets	$759.4	$999.4	$114.7	$136.3

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2022 and 2021:

	Pension Plans		Other Postretirement Plans
($ in millions)	2022	2021	2022	2021
Accumulated benefit obligation	$956.4	$1,217.6	$206.1	$249.3
Fair value of plan assets	$759.4	$999.4	$114.7	$136.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net periodic pension (income) expense related to the Company's pension and other postretirement benefits for the years ended June 30, 2022, 2021 and 2020 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2022	2021	2020	2022	2021	2020
Service cost	$8.6	$9.6	$9.9	$2.4	$2.7	$2.6
Interest cost	36.6	39.4	46.9	7.4	7.7	9.0
Expected return on plan assets	(59.9)	(56.5)	(62.2)	(8.2)	(6.8)	(7.1)
Amortization of net loss (gain)	8.4	15.3	15.5	(0.8)	3.6	2.5
Amortization of prior service cost (benefit)	2.1	2.1	2.1	(3.9)	(3.9)	(3.9)
Settlement charge	—	11.4	—	—	—	—
Net pension (income) expense	$(4.2)	$21.3	$12.2	$(3.1)	$3.3	$3.1

The service cost component of the Company's net pension (income) expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs and benefits, is presented in "Other (income) expense, net". See Note 19 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data".

During fiscal year ended June 30, 2021, the Company evaluated the need for settlement accounting under ASC 715-30-35-82 based on the higher than normal lump-sum payments made during fiscal year 2021 in the Company's largest defined benefit plan. The Company determined that the lump-sum payments exceeded the threshold of service cost and interest cost components and settlement accounting was required. The Company recorded settlement charges of $11.4 million in the year ended June 30, 2021, within other expense, net.

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2022	2021	2022	2021
Discount rate	5.00%	3.06%	5.02%	3.04%
Rate of compensation increase	3.29%	3.29%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year
	Pension Plans			Other Postretirement Plans
	2022	2021	2020	2022	2021	2020
Discount rate	3.06%	3.12%	3.61%	3.04%	2.99%	3.60%
Expected long-term rate of return on plan assets	6.22%	6.21%	6.68%	6.25%	6.25%	6.25%
Long-term rate of compensation increase	3.29%	3.29%	3.31%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2022	2021
Assumed health care cost trend rate	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Amounts in other accumulated comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the fiscal year ended June 30, 2023, are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (benefit)	$2.1	$(3.9)	$(1.8)
Amortization of net actuarial loss (gain)	9.5	(1.8)	7.7
Amortization of accumulated other comprehensive loss (gain)	$11.6	$(5.7)	$5.9

The Company's U.S. pension plans' weighted-average asset allocations at June 30, 2022 and 2021, by asset category are as follows:

	2022	2021
Equity securities	35.7%	58.2%
Fixed income securities	40.5	41.8
Real assets securities	23.8	—
Total	100.0%	100.0%

The Company's policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company's Retirement Committee.

Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan’s Investment Policy Statement. The assets related to the Company's other postretirement benefit plans were invested in approximately 85 percent U.S. equities and 15 percent short term investments as of June 30, 2022. Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan's asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

The fair values of the Company's pension plan assets as of June 30, 2022 and 2021, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2022
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$25.5	$—	$—	$25.5
Commingled trust funds	—	—	732.8	732.8
Mortgage/asset backed securities and other	—	1.1	—	1.1
	$25.5	$1.1	$732.8	$759.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of the Company's other postretirement benefit plans as of June 30, 2022 and 2021, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2022
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled trust fund	$—	$—	$97.7	$97.7
Short-term investments	17.0	—	—	17.0
	$17.0	$—	$97.7	$114.7

	June 30, 2021
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$114.7	$114.7
Short-term investments	—	21.6	—	21.6
	$—	$21.6	$114.7	$136.3

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

Cash Flows — Employer Contributions

The Company made contributions to the qualified defined benefit pension plans of $0.7 million, $19.9 million and $6.5 million during fiscal years 2022, 2021 and 2020, respectively. The Company currently expects to make no required cash pension contributions to the domestic qualified defined benefit pension plans during fiscal year 2023. During the fiscal years ended June 30, 2022, 2021 and 2020, the Company made contributions of $3.1 million, $3.8 million and $3.3 million to other non-qualified pension plans, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid. Pension benefits are currently paid from plan assets and other benefits are currently paid from both corporate assets and the VEBA trust.

($ in millions)	Pension Benefits	Other Benefits
2023	$74.8	$14.1
2024	$71.9	$14.6
2025	$71.6	$14.4
2026	$71.1	$14.3
2027	$70.5	$14.1
2028-2032	$335.9	$66.9

Other Benefit Plans

Carpenter also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions to the plans were $21.0 million in fiscal year 2022, $19.2 million in fiscal year 2021 and $25.3 million in fiscal year 2020.

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

During fiscal year 2022, the Company recorded a liability for a third party Superfund waste-disposal site, Helen Kramer Landfill, of $2.4 million. In December 1997, the Company was named as a party in the Helen Kramer Landfill Settlement Agreement. As a result of the settlement agreement, the Company was obligated to reimburse the settling work defendants for 31.4 percent of up to $7.5 million in capital expenditure costs as they were incurred, which was prior to fiscal year 2022. The Company recorded a $2.4 million liability for its proportional share of the capital expenditure amount. The Company intends to pay these remediation costs during the next fiscal year. During fiscal year 2022, the Company also decreased the liability for a company-owned former operating site by $0.1 million.

During fiscal year 2021 the Company had no change to the liability for a company-owned former operating site. For fiscal year 2020, the Company decreased the liability for a company-owned former operating site by $0.1 million.

The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2022 and 2021 were $18.3 million and $16.0 million, respectively.

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. Raw material prices as of June 30, 2022, were used for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to $224.1 million as of June 30, 2022. Of this amount $187.8 million relates to fiscal year 2023, $29.9 million to fiscal year 2024, $3.5 million to fiscal year 2025, $2.9 million to fiscal year 2026 and $0.0 million to fiscal year 2027.

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

Operating lease cost was $13.5 million, $14.8 million and $14.8 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The following table sets forth the components of the Company's lease cost for the twelve months ended June 30, 2022 and 2021:

	Years Ended June 30,
($ in millions)	2022	2021
Operating lease cost	$10.9	$12.4
Short-term lease cost	3.5	2.9
Variable lease cost	0.1	0.2
Sublease income	(1.0)	(0.7)
Total lease cost	$13.5	$14.8

Operating cash flow payments from operating leases	$11.4	$13.1
Non-cash ROU assets obtained in exchange for lease obligations	$16.5	$2.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The leases have a remaining term of one to fifteen years. The following table sets forth the Company's weighted-average remaining lease term and weighted-average discount rate at June 30, 2022 and June 30, 2021.

Weighted-average remaining lease term - operating leases	8.5 years	8.4 years
Weighted-average discount rate - operating leases	3.7%	4.0%

The following table sets forth the Company's ROU assets and lease liabilities at June 30, 2022 and June 30, 2021:

	June 30,
($ in millions)	2022	2021
Operating lease assets:
Other assets	$42.9	$34.3
Operating lease liabilities:
Other accrued liabilities	$9.9	$9.0
Other liabilities	42.7	35.5
Total operating lease liabilities	$52.6	$44.5

Minimum lease payments for operating leases expiring subsequent to June 30, 2022, are as follows:

($ in millions)	June 30, 2022
2023	$11.6
2024	8.9
2025	6.2
2026	5.0
2027	5.0
Thereafter	25.4
Total future minimum lease payments	62.1
Less imputed interest	9.5
Total	$52.6

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2022	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	$16.6	$16.6
Liabilities:
Derivative financial instruments	$0.4	$0.4

June 30, 2021	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	$15.9	$15.9
Liabilities:
Derivative financial instruments	$5.3	$5.3

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2022		June 30, 2021
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$691.8	$641.5	$694.5	$754.7
Company-owned life insurance	$22.9	$22.9	$24.6	$24.6

The fair values of long-term debt as of June 30, 2022, and June 30, 2021, were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $10.8 million, $10.4 million and $10.9 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant. The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2022, 2,547,507 shares were available for awards which may be granted under this plan.

Director's Plan

The Director's Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2022, 260,325 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company's common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2022, 2021 and 2020 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2022	2021	2020
Expected volatility	52%	50%	39%
Dividend yield	2.4%	0.3%	1.4%
Risk-free interest rate	1.1%	4.4%	1.8%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2019	2,126,289	$44.06
Granted	167,926	$44.75
Exercised	(117,049)	$36.37
Forfeited	(27,017)	$46.62
Expired	(608)	$30.69
Outstanding at June 30, 2020	2,149,541	$44.50
Granted	67,142	$18.26
Exercised	(11,871)	$38.68
Forfeited	(59,330)	$44.91
Expired	(69,729)	$50.64
Outstanding at June 30, 2021	2,075,753	$43.47
Granted	36,444	$34.43
Exercised	(891)	$39.70
Forfeited	(69,656)	$40.52
Expired	(79,061)	$54.49
Outstanding at June 30, 2022	1,962,589	$42.96	4.0 years	$647,920

Exercisable at June 30, 2022	1,891,161	$43.11	3.8 years	$647,920

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2022	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2022	Weighted Average Exercise Price
$18.26 - $20.00	67,142	8.3	$18.26	67,142	$18.26
$20.01 - $30.00	—	0.0	$—	—	$—
$30.01 - $40.00	795,009	4.2	$38.47	763,556	$38.68
$40.01 - $50.00	562,370	4.3	$42.67	522,395	$42.59
$50.01 - $59.32	538,068	2.8	$53.00	538,068	$53.00
	1,962,589		$42.96	1,891,161	$43.11

The weighted average grant date fair value of options awarded during fiscal years 2022, 2021 and 2020 was $12.39, $5.39 and $13.57, respectively. Share-based compensation charged against income related to stock options for the years ended June 30, 2022, 2021 and 2020 was $0.6 million, $1.1 million and $2.1 million, respectively. As of June 30, 2022, $0.1 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 0.3 years.

Of the options outstanding at June 30, 2022, 1,666,761 relate to the Omnibus Plan and 295,828 relate to the Directors' Plan.

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

Amounts charged to compensation expense for restricted stock unit awards were $8.0 million, $6.6 million and $8.1 million for the fiscal years ended June 30, 2022, 2021 and 2020, respectively. As of June 30, 2022, $6.0 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.5 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Balance at June 30, 2019	474,335	$44.66
Time-based granted	191,755	$44.19
Vested	(291,443)	$42.26
Forfeited	(50,229)	$46.08
Restricted Balance at June 30, 2020	324,418	$45.99
Time-based granted	413,288	$23.85
Vested	(180,565)	$45.34
Forfeited	(60,816)	$32.89
Restricted Balance at June 30, 2021	496,325	$29.44
Time-based granted	281,533	$35.76
Vested	(216,656)	$32.71
Forfeited	(45,538)	$32.35
Restricted Balance at June 30, 2022	515,664	$31.27

The Company granted performance-based awards in fiscal years 2022, 2021 and 2020 within the Omnibus Plan. The awards are granted at a target number of shares. These awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. The fiscal year 2020 awards were amended for a maximum attainment of 100 percent. Participants do not have any rights to dividends (or equivalents) during the performance period. These shares typically vest on the date of the attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. In fiscal year 2022 and 2021 expense of $1.1 million and $1.6 million was recognized for these awards, respectively. In fiscal year 2020, a benefit of $1.4 million was recognized for these awards due to reversals for attainment based on performance.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total Stockholder Return Awards

The Company granted Total Stockholder Return ("TSR") awards in fiscal year 2018. The TSR awards were granted at a target number of shares. The TSR awards were earned based on the Company's total stockholder return compared to the total stockholder returns of the Russell RSCC Materials & Processing Growth Index at the end of a three-year period. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. The fair value of the TSR awards was estimated using Monte Carlo valuation models. Compensation cost related to TSR awards recognized in fiscal years 2022, 2021 and 2020 was $0.0 million, $0.0 million and $0.9 million, respectively. These awards were fully vested in fiscal year 2020 and distributed in fiscal year 2021.

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

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2019	324,555	$35.25
Granted	23,002	$48.72
Distributed	(32,779)	$33.03
Dividend equivalents	8,381	$—
Outstanding at June 30, 2020	323,159	$36.25
Granted	62,144	$18.55
Distributed	(40,901)	$38.63
Dividend equivalents	8,963	$—
Outstanding at June 30, 2021	353,365	$35.54
Granted	37,234	$33.62
Distributed	(81,136)	$33.28
Dividend equivalents	7,770	$—
Outstanding at June 30, 2022	317,233	$31.89

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year and amounted to $1.1 million, $1.1 million and $1.2 million for the years ended June 30, 2022, 2021 and 2020, respectively. As of June 30, 2022, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2022, the Company had forward contracts to purchase 6.5 million pounds of certain raw materials with settlement dates through May 2025.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective and reclassified to interest expense in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. For the years ended June 30, 2022, 2021 and 2020 net gains of $0.4 million, $0.4 million, $0.3 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which were being amortized over the remaining term of the underlying debt which was paid off during the fiscal year ended June 30, 2022.

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

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2022, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of the quarter ended September 30, 2020, all interest rate swaps were terminated in connection with the prepayment of Notes due July 2021. As of June 30, 2022 and 2021, the total notional amount of floating interest rate contracts was $0.0 million and $0.0 million, respectively. For the years ended June 30, 2022, 2021 and 2020, net gains of $0.0 million, $0.4 million and $1.4 million were recorded as a reduction to interest expense, respectively.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2022 and 2021:

June 30, 2022 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$11.5	$11.5
Other assets	—	2.6	2.5	5.1
Total asset derivatives	$—	$2.6	$14.0	$16.6
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$0.2	$0.1	$0.3
Other liabilities	—	—	0.1	0.1
Total liability derivatives	$—	$0.2	$0.2	$0.4

June 30, 2021 ($ in millions)	Interest Rate Swaps	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$—	$10.0	$10.0
Other assets	—	—	5.9	5.9
Total asset derivatives	$—	$—	$15.9	$15.9
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$2.6	$1.6	$4.2
Other liabilities	—	—	1.1	1.1
Total liability derivatives	$—	$2.6	$2.7	$5.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $23.7 million and total liability derivatives would have been $7.5 million as of June 30, 2022.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2022 the Company had no cash collateral held by counterparties.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the fiscal years ended June 30, 2022, 2021 and 2020:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives Years Ended June 30,
($ in millions)	2022	2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$26.8	$30.7	$(16.9)
Foreign exchange contracts	—	—	(0.7)
Total	$26.8	$30.7	$(17.6)

		Amount of Gain Reclassified from AOCI into Income Years Ended June 30,
($ in millions)	Location of Gain Reclassified from AOCI into Income	2022	2021	2020
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$28.3	$6.6	$11.5
Foreign exchange contracts	Net sales	—	—	0.8
Forward interest rate swaps	Interest expense	0.4	0.4	0.4
Total		$28.7	$7.0	$12.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded during the fiscal years ended June 30, 2022 and 2021:

	Year Ended June 30, 2022			Year Ended June 30, 2021
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense*
Total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded	$1,836.3	$1,686.5	$44.9	$1,475.6	$1,470.4	$32.7

Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	—	28.3	—	—	6.6	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	0.4	—	—	0.4
(Loss) Gain on Derivatives in Fair Value Hedging Relationship:
Interest rate swap agreements
Hedged Item	—	—	—	—	—	(2.7)
Derivatives designated as hedging instruments	—	—	—	—	—	2.7
Total gain	$—	$28.3	$0.4	$—	$6.6	$0.4
*$2.3 million of gains related to the interest rate swap agreements were recorded as a decrease to debt extinguishment losses.

The Company estimates that $2.8 million of net derivative gains included in AOCI as of June 30, 2022, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2022.

The changes in AOCI associated with derivative hedging activities during the fiscal years ended June 30, 2022, 2021 and 2020 were as follows:

	Years Ended June 30,
($ in millions)	2022	2021	2020
Balance, beginning	$6.9	$(11.1)	$(14.8)
Current period changes in fair value, net of tax	20.4	23.3	13.3
Reclassification to earnings, net of tax	(21.8)	(5.3)	(9.6)
Balance, ending	$5.5	$6.9	$(11.1)
18.    Income Taxes

(Loss) income before income taxes for the Company's domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2022	2021	2020
Domestic	$(74.0)	$(252.5)	$20.9
Foreign	10.9	(45.4)	(14.8)
(Loss) income before income taxes	$(63.1)	$(297.9)	$6.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The (benefit) expense for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2022	2021	2020
Current:
Federal	$(14.7)	$(37.3)	$1.3
State	0.1	(0.6)	1.8
Foreign	3.7	3.2	1.9
Total current	(10.9)	(34.7)	5.0
Deferred:
Federal	(1.0)	(22.6)	(1.8)
State	(2.7)	(10.5)	0.3
Foreign	0.6	(0.5)	1.1
Total deferred	(3.1)	(33.6)	(0.4)
Total income tax (benefit) expense	$(14.0)	$(68.3)	$4.6

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company's effective income tax rates:

	Years Ended June 30,
(% of pre-tax (loss) income)	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.1	2.9	2.1
Foreign tax rate differential	(1.0)	(0.4)	24.4
Federal tax rate differential loss carryback	—	2.3	—
Research and development tax credit	4.4	1.1	(63.2)
Adjustments of prior years' income taxes	(7.4)	(0.2)	45.5
Non-deductible goodwill impairment	—	(3.3)	32.5
Non-taxable income	(1.0)	0.4	(1.2)
Non-deductible expenses	(1.8)	—	24.9
Share-based compensation	(0.7)	(0.5)	(2.3)
Changes in valuation allowances	6.0	(0.3)	(6.4)
Law changes	—	—	(1.3)
Other, net	(0.4)	(0.1)	(0.6)
Effective income tax rate	22.2%	22.9%	75.4%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2022, the Company had net operating loss carryforwards of $9.1 million in the United Kingdom and $1.7 million in Singapore. These losses have an indefinite carryforward period. However, realization of these future tax benefits is expected to be limited to approximately $3.5 million in the United Kingdom and no realized benefit in Singapore. The Company also had state net operating loss carryforwards of $338.6 million expiring between fiscal years 2023 and 2042. A significant portion of the state net operating loss carryforwards are subject to an annual limitation that, under current law, is likely to limit future tax benefits to approximately $11.0 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward periods are reduced.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation allowances decreased by $3.9 million during fiscal year 2022. The expiration of $4.0 million net operating losses for which no tax benefit was recognized, caused a reduction in the valuation allowance. This was offset by a $0.1 million increase in net operating losses incurred in certain tax jurisdictions for which no tax benefit was recognized.

The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below:

	June 30,
($ in millions)	2022	2021
Deferred tax assets:
Pensions	$43.2	$51.5
Postretirement provisions	26.9	30.5
Net operating loss carryforwards	44.5	38.7
Tax credit carryforwards	17.0	26.0
Operating lease liability	10.5	8.9
Other	36.8	38.7
Gross deferred tax assets	178.9	194.3
Valuation allowances	(21.3)	(25.2)
Total deferred tax assets	157.6	169.1
Deferred tax liabilities:
Depreciation	(262.9)	(271.3)
Intangible assets	(5.2)	(6.1)
Inventories	(28.9)	(30.6)
Operating lease right-of-use asset	(8.3)	(6.6)
Other	(9.0)	(6.0)
Total deferred tax liabilities	(314.3)	(320.6)
Deferred tax liabilities, net	$(156.7)	$(151.5)

The Company does not have unrecognized tax benefits as of June 30, 2022, 2021 and 2020. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

All years prior to fiscal year 2017 have been settled with the Internal Revenue Service and with most significant state, local and foreign tax jurisdictions.

During the quarter ended March 31, 2022, the Company changed its assertion regarding undistributed earnings from foreign subsidiaries. The Company now asserts that substantially all undistributed earnings from foreign subsidiaries will not be considered indefinitely reinvested. The potential tax implications from the distribution of these future earnings are expected to be limited to withholding taxes in certain jurisdictions and are not expected to materially impact the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.                               Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Years Ended June 30,
($ in millions)	2022	2021	2020
Unrealized loss (gains) on company owned life insurance contracts and investments held in rabbi trusts	$4.8	$(7.6)	$(0.1)
Interest income	(0.1)	—	(0.1)
Foreign exchange loss (gain)	1.3	3.7	(2.8)
Pension earnings, interest and deferrals (income) expense	(18.3)	0.9	2.8
Pension settlement charge	—	11.4	—
Other	(0.4)	—	(0.4)
Total other (income) expense, net	$(12.7)	$8.4	$(0.6)

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

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs, is included under "Other (income) expense, net."

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the fiscal years ended June 30, 2022 and 2021. Howmet Aerospace Inc. (formerly Arconic Inc.), accounted for approximately 10 percent of net sales for the year ended June 30, 2020. For the year ended June 30, 2020, 90 percent of sales to Howmet Aerospace Inc. were reported by the SAO segment and 10 percent were reported by the PEP segment, respectively. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2022 and 2021.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data	Years Ended June 30,
($ in millions)	2022	2021	2020
Net Sales:
Specialty Alloys Operations	$1,565.6	$1,262.2	$1,831.6
Performance Engineered Products	344.5	259.8	401.1
Intersegment	(73.8)	(46.4)	(51.6)
Consolidated net sales	$1,836.3	$1,475.6	$2,181.1

	Years Ended June 30,
($ in millions)	2022	2021	2020
Operating (Loss) Income:
Specialty Alloys Operations	$9.6	$(87.4)	$239.0
Performance Engineered Products	18.1	(16.5)	(10.4)
Corporate costs (including restructuring and asset impairment charges)	(52.8)	(144.3)	(205.0)
Intersegment	0.2	(0.4)	1.7
Consolidated operating (loss) income	$(24.9)	$(248.6)	$25.3

	Years Ended June 30,
($ in millions)	2022	2021	2020
Depreciation and Amortization:
Specialty Alloys Operations	$110.1	$99.7	$93.5
Performance Engineered Products	15.8	18.3	24.8
Corporate	5.5	5.6	6.2
Intersegment	—	—	(0.6)
Consolidated depreciation and amortization	$131.4	$123.6	$123.9

	Years Ended June 30,
($ in millions)	2022	2021	2020
Capital Expenditures:
Specialty Alloys Operations	$77.5	$69.4	$99.3
Performance Engineered Products	10.8	6.0	17.2
Corporate	2.9	25.2	54.9
Intersegment	0.1	(0.1)	—
Consolidated capital expenditures	$91.3	$100.5	$171.4

		June 30,
($ in millions)		2022	2021
Total Assets:
Specialty Alloys Operations		$2,262.4	$2,150.1
Performance Engineered Products		418.9	418.5
Corporate		248.9	402.2
Intersegment		2.1	0.4
Consolidated total assets		$2,932.3	$2,971.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data	Years Ended June 30,
($ in millions)	2022	2021	2020
Net Sales: (a)
United States	$1,179.9	$926.6	$1,393.4
Europe	253.5	242.7	387.4
Asia Pacific	233.9	194.4	237.5
Mexico	89.4	48.8	67.0
Canada	41.5	32.9	54.2
Other	38.1	30.2	41.6
Consolidated net sales	$1,836.3	$1,475.6	$2,181.1
(a) Net sales were attributed to geographic region based on the location of the customer.

	June 30,
($ in millions)	2022	2021
Long-lived assets:
United States	$1,405.1	$1,439.2
Europe	13.4	16.3
Mexico	1.4	1.1
Asia Pacific	0.6	0.8
Canada	0.3	0.1
Consolidated long-lived assets	$1,420.8	$1,457.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.                               Reclassifications from Accumulated Other Comprehensive (Loss) Income

The changes in AOCI by component, net of tax, for the years ended June 30, 2022 and 2021 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balance at June 30, 2021	$6.9	$(159.1)	$(40.1)	$(192.3)
Other comprehensive income (loss) before reclassifications	20.4	21.7	(6.0)	36.1
Amounts reclassified from AOCI (b)	(21.8)	4.5	—	(17.3)

Net current-period other comprehensive (loss) income	(1.4)	26.2	(6.0)	18.8

Balance at June 30, 2022	$5.5	$(132.9)	$(46.1)	$(173.5)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balance at June 30, 2020	$(11.1)	$(334.3)	$(52.6)	$(398.0)
Other comprehensive income before reclassifications	23.3	153.6	12.5	189.4
Amounts reclassified from AOCI (b)	(5.3)	21.6	—	16.3

Net current-period other comprehensive income	18.0	175.2	12.5	205.7

Balance at June 30, 2021	$6.9	$(159.1)	$(40.1)	$(192.3)

(a)                       All amounts are net of tax. Amounts in parentheses indicate debits.
(b)                       See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2022 and 2021:

		Amount Reclassified from AOCI
		Years Ended June 30,
($ in millions) (a)	Location of gain (loss)	2022	2021
Details about AOCI Components
Cash flow hedging items
Commodity contracts	Cost of sales	$28.3	$6.6
Foreign exchange contracts	Net sales	—	—
Forward interest rate swaps	Interest expense	0.4	0.4
	Total before tax	28.7	7.0
	Tax expense	(6.9)	(1.7)
	Net of tax	$21.8	$5.3
Amortization of pension and other postretirement benefit plan items
Net actuarial loss, net	(b)	$(7.6)	$(18.9)
Prior service benefit, net	(b)	1.8	1.8
Settlement charge	(b)	—	(11.4)
	Total before tax	(5.8)	(28.5)
	Tax benefit	1.3	6.9
	Net of tax	$(4.5)	$(21.6)

(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 12 for additional details).

22.                               Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2022	2021	2020
Cost Data:
Repairs and maintenance costs	$74.6	$68.9	$117.4
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, plant, equipment and software	$7.6	$7.3	$11.6
Cash paid during the year for:
Interest payments, net	$40.5	$28.2	$27.0
Income tax (refunds) payments, net	$(46.1)	$2.1	$29.8

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results are normally influenced by seasonal factors. Historically, the first two fiscal quarters (three months ending September 30 and December 31) are typically the lowest principally because of annual plant vacation and maintenance shutdowns by the Company and by many of its customers. However, the timing of major changes in the general economy or the markets including the impacts of COVID-19 pandemic for certain products can alter this pattern.

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2022
Net sales	$387.6	$396.0	$489.0	$563.8

Gross profit	$25.2	$13.1	$39.5	$72.0

Operating (loss) income	$(19.1)	$(31.5)	$1.1	$24.6

Net (loss) income	$(14.8)	$(29.4)	$(7.5)	$2.6

Fiscal Year 2021
Net sales	$353.3	$348.8	$351.9	$421.6

Gross profit (loss)	$3.5	$6.0	$12.8	$(21.3)

Operating loss	$(48.8)	$(89.0)	$(40.0)	$(70.7)

Net loss	$(47.1)	$(84.9)	$(40.5)	$(57.1)

During the quarter ended June 30, 2022, the Company recorded $12.7 million of COVID-19 employee retention credits and an environmental site charge of $2.4 million. During the quarter ended March 31, 2022, the Company recorded an acquisition-related contingent liability release of $4.7 million for which the time period expired. During the quarter ended June 30, 2021, the Company recorded LIFO decrement charges of $52.2 million. During the quarters ended March 31, 2021 and June 30, 2021 the Company recorded inventory write-downs from restructuring of $2.6 million and $1.6 million, respectively. During the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021 the Company recorded restructuring and asset impairment charges of $10.0 million, $5.0 million, and $1.5 million, respectively.

(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Loss) Earnings per common share
Fiscal Year 2022
Basic (loss) earnings	$(0.31)	$(0.61)	$(0.16)	$0.05

Diluted (loss) earnings	$(0.31)	$(0.61)	$(0.16)	$0.05

Fiscal Year 2021
Basic loss	$(0.98)	$(1.76)	$(0.84)	$(1.18)

Diluted loss	$(0.98)	$(1.76)	$(0.84)	$(1.18)

(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding
Fiscal Year 2022
Basic	48.5	48.6	48.6	48.6
Diluted	48.5	48.6	48.6	48.7
Fiscal Year 2021
Basic	48.3	48.3	48.3	48.4
Diluted	48.3	48.3	48.3	48.4

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.  Controls and Procedures

(a)                                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2022, were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                 Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter or year ended June 30, 2022, that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the captions "Election of Directors" and "Corporate Governance".

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the caption "Corporate Governance".

The information concerning Carpenter's Code of Ethics and certain additional information relating to the Company's Corporate Governance is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the caption "Corporate Governance".

The information concerning the Audit Committee and its financial experts is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the caption "Audit/Finance Committee Report".

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the caption "General Information".

On November 5, 2021, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding our compliance with the NYSE's Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2022, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter's public disclosures.

Item 11.  Executive Compensation

Certain information required by this item is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the captions "Compensation Discussion and Analysis" and "Executive Compensation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the caption "Security Ownership of Certain Persons".

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,962,589	$42.96	2,807,832	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,962,589	$42.96	2,807,832	(1)

(1)                                Includes 2,547,507 shares available for issuance under the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 260,325 shares available under the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2022, provided however that 4,053 shares, at an average purchase price of $38.15, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the captions "Corporate Governance" and "Executive Compensation".
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company's fiscal year 2022 definitive Proxy Statement under the caption "Approval of Appointment of Independent Registered Public Accounting Firm".
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

4(F)
Third Supplemental Indenture, dated as of February 26, 2013, between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.1 to our Current Report on Form 8-K filed on February 26, 2013 and incorporated herein by reference).

4(G)
Fourth Supplemental Indenture, dated July 24, 2020, by and between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.2 to our Current Report on Form 8-K filed on July 24, 2020 and incorporated herein by reference).

4(H)	Form of 6.375% Senior Notes Due 2028 (Exhibit 4.3 to our Current Report on Form 8-K filed on July 24, 2020 and incorporated herein by reference).

† 10(A)	Supplemental Retirement Plan for Executives of Carpenter Technology Corporation (Exhibit 10(A) to our Annual Report on Form 10-K filed on August 20, 2010 and incorporated herein by reference).

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

† 10(N)
Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10.N to our Annual Report on Form 10-K filed on August 19, 2021 and incorporated herein by reference).

† 10(O)
Form of FY19 and FY20 Three-Year Performance Stock Unit Award Agreement (As Amended) (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10.O to our Annual Report on Form 10-K filed on August 19, 2021 and incorporated herein by reference).

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

† 10(T)
Offer Letter, dated June 1, 2015, by and between Carpenter Technology Corporation and Tony R. Thene (Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2015 and incorporated herein by reference).

† 10(U)
Offer Letter, dated August 6, 2018, by and between Carpenter Technology Corporation and Timothy Lain (Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2018 and incorporated herein by reference).

† 10(V)
Employment Letter of Agreement, dated August 13, 2010, by and between Carpenter Technology Corporation and James D. Dee (Exhibit 10(F) of Carpenter's Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010 and incorporated herein by reference).

† 10(W)
Offer Letter, dated June 29, 2015, by and between Carpenter Technology Corporation and Brian J. Malloy (Exhibit 10(AA) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

† 10(X)
Offer Letter, dated April 24, 2018, by and between Carpenter Technology Corporation and Michael Murtagh (Exhibit 10(AB) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

10(Y)	Amended and Restated Credit Agreement dated as of March 26, 2021 by and among the Carpenter Technology Corporation, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, U.S. Bank, National Association and Wells Fargo Bank, National Association, each, as a documentation agent, and BofA Securities Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (Exhibit 10.1 to our Current Report on Form 8-K filed on March 30, 2021 and incorporated herein by reference).

10(Z)	Security Agreement dated as of March 26, 2021 by and among the Carpenter Technology Corporation, the grantors party thereto and Bank of America, N.A. as administrative agent for the secured parties (Exhibit 10.2 to our Current Report on Form 8-K filed on March 30, 2021 and incorporated herein by reference).

† 10(AA)	Executive incentive bonus compensation plan of Carpenter Technology Corporation effective July 1, 2021 (Exhibit 10(CC) to our Annual Report on Form 10-K filed on August 19, 2021 and incorporated herein by reference).

† 10(BB)	First Amendment to the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation effective as of July 1, 2021 (Exhibit 10.B to our Quarterly Report on Form 10-Q filed on October 28, 2021 and incorporated herein by reference).

10(CC)	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of February 14, 2022, among Carpenter Technology Corporation, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as Syndication Agent, PNC Bank, National Association, U.S. Bank, National Association and Wells Fargo Bank, National Association, each, as a documentation agent, and B of A Securities, Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners. (Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2022, and incorporated herein by reference).

10(DD)	Fifth Supplemental Indenture, dated March 16, 2022, by and between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.2 to our Current Report on Form 8-K filed on March 16, 2022, and incorporated herein by reference).

10(EE)	Form of 7.625% Senior Notes due 2030 (Exhibit 4.3 to our Current Report on Form 8-K filed on March 16, 2022, and incorporated herein by reference).

† 10(FF)	Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan (filed herewith).

18	Preferability letter from PricewaterhouseCoopers LLP on change in date of annual goodwill impairment testing performed by the Company (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Timothy Lain (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (filed herewith).

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

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

Date: August 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	August 15, 2022
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Timothy Lain	Senior Vice President and Chief Financial Officer	August 15, 2022
Timothy Lain	(Principal Financial Officer)

/s/ Elizabeth Socci	Vice President - Controller, Chief Accounting	August 15, 2022
Elizabeth Socci	Officer
(Principal Accounting Officer)

*	Chairman and Director	August 15, 2022
I. Martin Inglis

*	Director	August 15, 2022
Viola L. Acoff

*	Director	August 15, 2022
A. John Hart

*	Director	August 15, 2022
Kathy Hopinkah Hannan

*	Director	August 15, 2022
Steven E. Karol

*	Director	August 15, 2022
Kathleen Ligocki

*	Director	August 15, 2022
Charles McLane, Jr.

*	Director	August 15, 2022
Jeffrey Wadsworth

*	Director	August 15, 2022
Stephen M. Ward, Jr.

*	Director	August 15, 2022
Ramin Younessi

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of: I. Martin Inglis, Viola L. Acoff, A. John Hart, Kathy Hopinkah Hannan, Steven E. Karol, Kathleen Ligocki, Charles McLane, Jr., Jeffrey Wadsworth, Stephen M. Ward, Jr. and Ramin Younessi being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2022
Allowance for doubtful accounts receivable	$3.6	$(0.4)	$0.1	$—	$3.3
Deferred tax valuation allowance	$25.2	$(3.9)	$—	$—	$21.3
Year Ended June 30, 2021
Allowance for doubtful accounts receivable	$3.4	$0.3	$(0.1)	$—	$3.6
Deferred tax valuation allowance	$24.2	$(1.1)	$2.1	$—	$25.2
Year Ended June 30, 2020
Allowance for doubtful accounts receivable	$3.7	$1.7	$(2.0)	$—	$3.4
Deferred tax valuation allowance	$24.6	$(0.4)	$—	$—	$24.2