Form 10-Q
period 2022-09-30
CARPENTER TECHNOLOGY CORP
filed 2022-10-27
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer's common stock as of October 24, 2022, was 48,444,926.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except share data)	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$52.6	$154.2
Accounts receivable, net	390.2	382.3
Inventories	616.1	496.1
Other current assets	92.6	86.8
Total current assets	1,151.5	1,119.4
Property, plant and equipment, net	1,402.0	1,420.8
Goodwill	241.4	241.4
Other intangibles, net	32.8	35.2
Deferred income taxes	5.1	5.7
Other assets	107.1	109.8
Total assets	$2,939.9	$2,932.3

LIABILITIES
Current liabilities:
Accounts payable	$288.0	$242.1
Accrued liabilities	122.9	133.5
Total current liabilities	410.9	375.6
Long-term debt	692.1	691.8
Accrued pension liabilities	198.0	196.6
Accrued postretirement benefits	78.3	77.4
Deferred income taxes	158.3	162.4
Other liabilities	95.5	98.0
Total liabilities	1,633.1	1,601.8

Contingencies and commitments (see Note 9)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,025,510 shares at September 30, 2022 and 56,025,510 shares at June 30, 2022; outstanding 48,444,925 shares at September 30, 2022 and 48,286,439 shares at June 30, 2022	280.1	280.1
Capital in excess of par value	314.3	320.3
Reinvested earnings	1,194.3	1,211.0
Common stock in treasury (7,580,585 shares and 7,739,071 shares at September 30, 2022 and June 30, 2022, respectively), at cost	(300.8)	(307.4)
Accumulated other comprehensive loss	(181.1)	(173.5)
Total stockholders' equity	1,306.8	1,330.5
Total liabilities and stockholders' equity	$2,939.9	$2,932.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2022	2021
Net sales	$522.9	$387.6
Cost of sales	468.1	362.4
Gross profit	54.8	25.2

Selling, general and administrative expenses	46.5	44.3
Operating income (loss)	8.3	(19.1)

Interest expense, net	12.6	10.2
Other expense (income), net	3.5	(4.1)

Loss before income taxes	(7.8)	(25.2)
Income tax benefit	(0.9)	(10.4)

Net loss	$(6.9)	$(14.8)

LOSS PER COMMON SHARE:
Basic	$(0.14)	$(0.31)
Diluted	$(0.14)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.7	48.5
Diluted	48.7	48.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2022	2021
Net loss	$(6.9)	$(14.8)
Other comprehensive income (loss), net of tax
Pension and postretirement benefits, net of tax of $(0.5) and $(0.4), respectively	1.0	1.1
Net (loss) gain on derivative instruments, net of tax of $1.6 and $(0.4), respectively	(5.3)	1.1
Foreign currency translation	(3.3)	(2.1)
Other comprehensive (loss) income, net of tax	(7.6)	0.1
Comprehensive loss, net of tax	$(14.5)	$(14.7)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2022	2021
OPERATING ACTIVITIES
Net loss	$(6.9)	$(14.8)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	32.3	32.5
Deferred income taxes	(2.2)	(8.0)
Net pension expense (income)	5.0	(1.8)
Share-based compensation expense	3.6	2.8
Net loss on disposals of property, plant and equipment	0.3	—
Changes in working capital and other:
Accounts receivable	(12.1)	(3.8)
Inventories	(121.2)	(66.5)
Other current assets	(11.5)	(13.2)
Accounts payable	46.7	69.3
Accrued liabilities	(11.9)	(41.7)
Pension plan contributions	—	(0.2)
Other postretirement plan contributions	(0.3)	(0.7)
Other, net	0.2	(0.9)
Net cash used for operating activities	(78.0)	(47.0)
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(13.5)	(14.4)
Net cash used for investing activities	(13.5)	(14.4)
FINANCING ACTIVITIES
Dividends paid	(9.8)	(9.8)
Withholding tax payments on share-based compensation awards	(3.2)	(3.0)
Net cash used for financing activities	(13.0)	(12.8)
Effect of exchange rate changes on cash and cash equivalents	2.9	—
DECREASE IN CASH AND CASH EQUIVALENTS	(101.6)	(74.2)
Cash and cash equivalents at beginning of year	154.2	287.4
Cash and cash equivalents at end of period	$52.6	$213.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities: Purchase of property, plant, equipment and software	$7.3	$7.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2022	$280.1	$320.3	$1,211.0	$(307.4)	$(173.5)	$1,330.5
Net loss			(6.9)			(6.9)
Pension and postretirement benefits, net of tax					1.0	1.0
Net loss on derivative instruments, net of tax					(5.3)	(5.3)
Foreign currency translation					(3.3)	(3.3)
Cash Dividends:
Common @ $0.20 per share			(9.8)			(9.8)
Share-based compensation plans		(6.0)		6.6		0.6
Balances at September 30, 2022	$280.1	$314.3	$1,194.3	$(300.8)	$(181.1)	$1,306.8

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2021	$280.1	$322.6	$1,299.3	$(317.4)	$(192.3)	$1,392.3
Net loss			(14.8)			(14.8)
Pension and postretirement benefits gain, net of tax					1.1	1.1
Net gain on derivative instruments, net of tax					1.1	1.1
Foreign currency translation					(2.1)	(2.1)
Cash Dividends:
Common @ $0.20 per share			(9.8)			(9.8)
Share-based compensation plans		(6.3)		6.1		(0.2)
Balances at September 30, 2021	$280.1	$316.3	$1,274.7	$(311.3)	$(192.2)	$1,367.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2022 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the "2022 Form 10-K"). Operating results for the three months ended September 30, 2022 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter", "Carpenter Technology", the "Company", "Registrant", "Issuer", "we" and "our" refer to Carpenter Technology Corporation.

2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

At this time there are no issued pronouncements, adopted or pending adoption, in the current fiscal year that would materially impact the company.

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $15.4 million and $14.4 million at September 30, 2022 and June 30, 2022, respectively, and are included in accrued liabilities on the consolidated balance sheets.

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location. Comparative information of the Company's overall revenues by end-use markets and geography for the three months ended September 30, 2022 and 2021 were as follows:

End-Use Market Data	Three Months Ended September 30,
($ in millions)	2022	2021
Aerospace and Defense	$261.6	$166.9
Medical	59.2	43.1
Transportation	36.9	41.6
Energy	27.9	22.2
Industrial and Consumer	105.0	86.6
Distribution	32.3	27.2
Consolidated net sales	$522.9	$387.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Geographic Data	Three Months Ended September 30,
($ in millions)	2022	2021
United States	$319.6	$246.9
Europe	90.8	48.5
Asia Pacific	58.1	61.5
Mexico	33.0	15.8
Canada	11.7	7.9
Other	9.7	7.0
Consolidated net sales	$522.9	$387.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Loss per Common Share

The Company calculates basic and diluted loss per share using the two class method. Under the two class method, losses are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The losses available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted loss per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three months ended September 30, 2022 and 2021, respectively, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted loss per common share for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2022	2021
Net loss	$(6.9)	$(14.8)
Dividends allocated under share-based compensation plans	(0.1)	—
Loss available for common stockholders used in calculation of basic loss per common share	$(7.0)	$(14.8)

Weighted average number of common shares outstanding, basic	48.7	48.5

Basic loss per common share	$(0.14)	$(0.31)

Net loss	$(6.9)	$(14.8)
Dividends allocated under share-based compensation plans	(0.1)	—
Loss available for common stockholders used in calculation of diluted loss per common share	$(7.0)	$(14.8)

Weighted average number of common shares outstanding, basic	48.7	48.5
Effect of shares issuable under share-based compensation plans	—	—
Weighted average number of common shares outstanding, diluted	48.7	48.5

Diluted loss per common share	$(0.14)	$(0.31)

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted loss per share because their effects were anti-dilutive:

	Three Months Ended September 30,
(in millions)	2022	2021
Stock options	1.9	1.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Inventories

Inventories consisted of the following components as of September 30, 2022 and June 30, 2022:

($ in millions)	September 30, 2022	June 30, 2022
Raw materials and supplies	$155.2	$127.8
Work in process	336.2	261.2
Finished and purchased products	124.7	107.1
Total inventories	$616.1	$496.1

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company also uses the first-in, first-out ("FIFO") and average cost methods. As of September 30, 2022 and June 30, 2022, $133.1 million and $122.9 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

6.    Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2022 and June 30, 2022:

($ in millions)	September 30, 2022	June 30, 2022
Accrued compensation and benefits	$52.5	$53.2
Contract liabilities	15.4	14.4
Accrued postretirement benefits	14.1	14.1
Current portion of lease liabilities	9.5	9.9
Accrued taxes	7.3	6.3
Accrued interest expense	6.4	18.4
Accrued pension liabilities	3.4	3.4
Derivative financial instruments	1.9	0.3
Accrued income taxes	0.4	0.4
Other	12.0	13.1
Total accrued liabilities	$122.9	$133.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Pension and Other Postretirement Benefits

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the three months ended September 30, 2022 and 2021 were as follows:

Three months ended September 30,	Pension Plans		Other Postretirement Plans
($ in millions)	2022	2021	2022	2021
Service cost	$2.0	$2.1	$0.5	$0.6
Interest cost	11.5	9.1	2.4	1.8
Expected return on plan assets	(11.2)	(14.9)	(1.7)	(2.0)
Amortization of net loss (gain)	2.4	2.1	(0.4)	(0.2)
Amortization of prior service cost (credits)	0.5	0.6	(1.0)	(1.0)
Net pension expense (income)	$5.2	$(1.0)	$(0.2)	$(0.8)

During the three months ended September 30, 2022 and 2021, the Company made $0.0 million and $0.2 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently does not expect to contribute to the qualified defined benefit pension plans during the remainder of fiscal year 2023.

8.    Debt

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

On March 26, 2021, the Company entered into a $300.0 million secured revolving credit facility (the "Credit Facility"). The Credit Facility amended and restated the Company's previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, the Company's $300.0 million 4.45% Senior Notes due in March 2023 were not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility would have been due. The springing maturity clause has been satisfied with the issuance of the 2030 Notes and subsequent payment in full of the 4.45% Senior Notes, as discussed above. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to the Company's right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Company has the right to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

On February 14, 2022, the Company entered into an amendment (the "Amendment") to its Credit Facility. The Amendment revised the interest coverage ratio covenant under the Credit Facility so the first test date was June 30, 2022, and required a minimum interest coverage ratio of 2.00 to 1.00 at June 30, 2022 (calculated for the two fiscal quarters then ended), 3.00 to 1.00 at September 30, 2022 (calculated for the three fiscal quarters then ended) and 3.50 to 1.00 at December 31, 2022 and thereafter (calculated for the four fiscal quarters then ended). The Amendment revised the restricted period under the Credit Facility, during which the Company was prohibited from incurring any secured debt other than purchase money financing for new equipment and was subject to additional restrictions on its ability to make dividends or distributions or to make certain investments. The restricted period expired on September 30, 2022.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest on the borrowings under the Credit Facility accrues at variable rates, based upon a "Eurocurrency Rate" or a defined "Base Rate". Both are determined based upon the credit rating of the Company's senior unsecured long-term debt (the "Debt Rating"). The applicable margin to be added to Eurocurrency Rate ranges from 1.25% to 2.25% (2.00% as of September 30, 2022), and for Base Rate-determined loans, from 0.25% to 1.25% (1.00% as of September 30, 2022). The Company also pays a quarterly commitment fee ranging from 0.275% to 0.375% (0.35% as of September 30, 2022), determined based upon the Debt Rating, of the unused portion of the $300.0 million commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.25% to 2.25% (2.00% as of September 30, 2022), with respect to letters of credit issued under the Credit Facility. The Company has the right to voluntarily prepay and re-borrow loans and to terminate or reduce the commitments under the facility. As of September 30, 2022, the Company had $1.8 million of issued letters of credit under the Credit Facility and no short-term borrowings, with the balance of $298.2 million available to the Company. As of September 30, 2022, the borrowing rate for the Credit Facility was 5.12%.

The Company is subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant was waived until the quarter ended June 30, 2022 at which time it was required to be 2.00 to 1.00 and then 3.00 to 1.00 at September 30, 2022. The Credit Facility also requires the Company to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. In addition, the Company is also subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of September 30, 2022, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of September 30, 2022 and June 30, 2022 consisted of the following:

($ in millions)	September 30, 2022	June 30, 2022
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at September 30, 2022 and June 30, 2022)	$396.0	$395.9
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at September 30, 2022 and June 30, 2022)	296.1	295.9
Total debt	692.1	691.8
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$692.1	$691.8

For the three months ended September 30, 2022 and 2021, interest costs totaled $12.9 million and $10.3 million, respectively, of which $0.3 million and $0.1 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.     Contingencies and Commitments

Environmental

The Company is subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of the Company's operations, compliance costs to date have not been material. The Company has environmental remediation liabilities at some of its owned operating facilities and has been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2022, the Company increased the liability for a company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2022 and June 30, 2022 were $18.4 million and $18.3 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.     Leases

The Company records right-of-use ("ROU") assets and operating lease liabilities on the consolidated balance sheet for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. On the lease commencement date, the Company measures and records a ROU asset and lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the Company's incremental borrowing rate). Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets.

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

The following table sets forth the components of the Company's lease cost for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
($ in millions)	2022	2021
Operating lease cost	$2.8	$2.5
Short-term lease cost	0.9	0.8
Variable lease cost	—	0.2
Sublease income	(0.2)	(0.2)
Total lease cost	$3.5	$3.3

Operating cash flow payments from operating leases	$3.1	$2.8
Non-cash ROU assets obtained in exchange for lease obligations	$0.2	$0.2

The leases have remaining terms of one to fifteen years. The following table sets forth the Company's weighted-average remaining lease term and weighted-average discount rate at September 30, 2022 and June 30, 2022:

	September 30, 2022	June 30, 2022
Weighted-average remaining lease term - operating leases	8.4 years	8.5 years
Weighted-average discount rate - operating leases	3.7%	3.7%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth the Company's ROU assets and lease liabilities at September 30, 2022 and June 30, 2022:

($ in millions)	September 30, 2022	June 30, 2022
Operating lease assets:
Other assets	$40.2	$42.9
Operating lease liabilities:
Accrued liabilities	$9.5	$9.9
Other liabilities	40.2	42.7
Total operating lease liabilities	$49.7	$52.6

Minimum lease payments for operating leases by fiscal year expiring subsequent to September 30, 2022 are as follows:

($ in millions)	September 30, 2022
2023 (remaining period of fiscal year)	$8.6
2024	8.9
2025	6.3
2026	5.0
2027	4.9
Thereafter	24.9
Total future minimum lease payments	58.6
Less imputed interest	(8.9)
Total	$49.7

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2022	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$12.0
Liabilities:
Derivative financial instruments	$2.0

June 30, 2022	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$16.6
Liabilities:
Derivative financial instruments	$0.4

The Company's derivative financial instruments consist of commodity forward contracts and foreign currency forward contracts. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to commodity prices and foreign exchange rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company's use of derivatives and hedging policies are more fully discussed in Note 12 Derivatives and Hedging Activities.

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2022		June 30, 2022
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$692.1	$660.0	$691.8	$641.5
Company-owned life insurance	$21.9	$21.9	$22.9	$22.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of long-term debt as of September 30, 2022 and June 30, 2022 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of company-owned life insurance as of September 30, 2022 and June 30, 2022 reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

12.    Derivatives and Hedging Activities

The Company from time to time uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income ("AOCI") and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2022, the Company had forward contracts to purchase 5.2 million pounds of certain raw materials with settlement dates through May 2025.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur. Upon the issuance of the fixed rate debt, the forward interest rate swap contracts were terminated. The realized gains at the time the interest rate swap contracts were terminated were amortized over the term of the underlying debt. For the three months ended September 30, 2022 and 2021, net gains related to the previously terminated contracts of $0.0 million and $0.1 million, respectively, were recorded as a reduction to interest expense.

Cash Flow Hedging — Foreign currency forward contracts: From time-to-time, the Company uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company also uses foreign currency forward contracts to protect certain short-term positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense (income), net. As of September 30, 2022 and June 30, 2022, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2022 and June 30, 2022:

September 30, 2022	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$0.5	$5.4	$5.9
Other assets	5.0	1.1	6.1
Total asset derivatives	$5.5	$6.5	$12.0
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$—	$1.9	$1.9
Other liabilities	—	0.1	0.1
Total liability derivatives	$—	$2.0	$2.0

June 30, 2022	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Derivatives designated as hedging instruments:
Other current assets	$—	$11.5	$11.5
Other assets	2.6	2.5	5.1
Total asset derivatives	$2.6	$14.0	$16.6
Liability Derivatives:
Derivatives designated as hedging instruments:
Accrued liabilities	$0.2	$0.1	$0.3
Other liabilities	—	0.1	0.1
Total liability derivatives	$0.2	$0.2	$0.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Substantially all of the derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $17.5 million and total liability derivatives would have been $7.5 million as of September 30, 2022.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of September 30, 2022 and June 30, 2022, the Company had no cash collateral held by counterparties.

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

Cash Flow and Fair Value Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the losses to cash flow hedges recognized during the three months ended September 30, 2022 and 2021:

	Amount of Loss Recognized in AOCI on Derivatives
	Three Months Ended September 30,
($ in millions)	2022	2021
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(0.2)	$(0.3)
Total	$(0.2)	$(0.3)

($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	Amount of (Loss) Gain Reclassified from AOCI into Income
		Three Months Ended September 30,
		2022	2021
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$6.7	$(1.8)
Forward interest rate swaps	Interest expense, net	—	0.1
Total		$6.7	$(1.7)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
($ in millions)	Cost of Sales	Interest Expense, Net	Cost of Sales	Interest Expense, Net
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$468.1	$12.6	$362.4	$10.2

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain (loss) reclassified from AOCI to income	$6.7	$—	$(1.8)	$—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	—	0.1
Total gain (loss)	$6.7	$—	$(1.8)	$0.1

The Company estimates that $2.5 million of net derivative gains included in AOCI as of September 30, 2022 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three months ended September 30, 2022.

As of September 30, 2022, and June 30, 2022, there were no amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk.

13.    Other Expense (Income), Net

Other expense (income), net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2022	2021
Unrealized losses on company-owned life insurance contracts and investments held in rabbi trusts	$1.0	$0.2
Foreign exchange loss	0.1	0.3
Interest income	(0.1)	—
Pension earnings, interest and deferrals expense (income)	2.5	(4.5)
Other	—	(0.1)
Total other expense (income), net	$3.5	$(4.1)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

During the three months ended September 30, 2022, deferred taxes were determined by the year-to-date tax benefit with current taxes accounting for the remaining tax benefit recorded in the period. Income tax benefit was $0.9 million, or 11.5 percent of pre-tax loss for the three months ended September 30, 2022, as compared with income tax benefit of $10.4 million, or 41.3 percent of pre-tax loss for the three months ended September 30, 2021.

Income tax benefit for the three months ended September 30, 2022, includes the unfavorable impact of losses in certain jurisdictions for which no tax benefit can be recognized. Also included is a discrete tax charge of $0.6 million for the impact of a state tax legislative change and a discrete tax benefit of $0.3 million attributable to employee share-based compensation. Income tax benefit for the three months ended September 30, 2021 included the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

The Inflation Reduction Act of 2022 (the "IRA") was enacted on August 16, 2022. The IRA includes climate and energy provisions, extends the Affordable Care Act subsidies, increases Internal Revenue Enforcement funding and allows Medicare to negotiate prescription drug prices. The IRA creates a 15 percent corporate alternative minimum tax on profits of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1.0 billion and is effective for tax years beginning after December 31, 2022. The IRA also creates an excise tax of 1 percent on stock repurchases by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The provisions of the IRA are not expected to have a significant impact on our financial position, results of operations or cash flows.

15.    Business Segments

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

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three months ended September 30, 2022 and September 30, 2021. On a consolidated basis, no single customer accounted for 10 percent or more of accounts receivable outstanding at September 30, 2022 and June 30, 2022.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2022	2021
Net Sales:
Specialty Alloys Operations	$447.3	$331.9
Performance Engineered Products	93.2	74.6
Intersegment	(17.6)	(18.9)
Consolidated net sales	$522.9	$387.6

	Three Months Ended September 30,
($ in millions)	2022	2021
Operating Income (Loss):
Specialty Alloys Operations	$19.9	$(5.9)
Performance Engineered Products	6.3	0.6
Corporate costs	(17.1)	(14.2)
Intersegment	(0.8)	0.4
Consolidated operating income (loss)	$8.3	$(19.1)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2022	2021
Depreciation and Amortization:
Specialty Alloys Operations	$27.1	$27.2
Performance Engineered Products	3.8	3.9
Corporate	1.4	1.4
Consolidated depreciation and amortization	$32.3	$32.5

	Three Months Ended September 30,
($ in millions)	2022	2021
Capital Expenditures:
Specialty Alloys Operations	$11.4	$12.1
Performance Engineered Products	2.0	1.3
Corporate	0.1	1.0
Consolidated capital expenditures	$13.5	$14.4

	September 30, 2022	June 30, 2022
($ in millions)
Total Assets:
Specialty Alloys Operations	$2,339.3	$2,262.4
Performance Engineered Products	433.2	418.9
Corporate	163.9	248.9
Intersegment	3.5	2.1
Consolidated total assets	$2,939.9	$2,932.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended September 30, 2022 and 2021 were as follows:

Three Months Ended September 30, 2022 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2022	$5.5	$(132.9)	$(46.1)	$(173.5)
Other comprehensive loss before reclassifications	(0.2)	—	(3.3)	(3.5)
Amounts reclassified from AOCI (b)	(5.1)	1.0	—	(4.1)
Net other comprehensive (loss) income	(5.3)	1.0	(3.3)	(7.6)
Balances at September 30, 2022	$0.2	$(131.9)	$(49.4)	$(181.1)

Three Months Ended September 30, 2021 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2021	$6.9	$(159.1)	$(40.1)	$(192.3)
Other comprehensive loss before reclassifications	(0.2)	—	(2.1)	(2.3)
Amounts reclassified from AOCI (b)	1.3	1.1	—	2.4
Net other comprehensive income (loss)	1.1	1.1	(2.1)	0.1
Balances at September 30, 2021	$8.0	$(158.0)	$(42.2)	$(192.2)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2022 and 2021:

Details about AOCI Components	Location of gain (loss)	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2022	2021
Cash flow hedging items:
Commodity contracts	Cost of sales	$6.7	$(1.8)
Forward interest rate swaps	Interest expense, net	—	0.1
Total before tax		6.7	(1.7)
Tax (expense) benefit		(1.6)	0.4
Net of tax		$5.1	$(1.3)

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2022	2021
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(2.0)	$(1.9)
Prior service benefit	(b)	0.5	0.4
Total before tax		(1.5)	(1.5)
Tax benefit		0.5	0.4
Net of tax		$(1.0)	$(1.1)

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2022 Form 10-K. Our discussions here focus on our results during or as of the three-month period ended September 30, 2022 and the comparable period of fiscal year 2022, and to the extent applicable, on material changes from information discussed in the 2022 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2022 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Benefit

Net pension benefit, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant remeasurement event occurs. We currently expect the total net pension expense for fiscal year 2023 will be $19.6 million as compared with total net pension income of $7.3 million in fiscal year 2022.

The following is the net pension expense (income) for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,
($ in millions)	2022	2021
Pension plans	$5.2	$(1.0)
Other postretirement plans	(0.2)	(0.8)
Net pension expense (income)	$5.0	$(1.8)

Net pension expense (income) is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense (income), net. The following is a summary of the classification of net pension expense (income) for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
($ in millions)	2022	2021
Service cost included in Cost of sales	$2.2	$2.4
Service cost included in Selling, general and administrative expenses	0.3	0.3
Pension earnings, interest and deferrals included in Other expense (income), net	2.5	(4.5)
Net pension expense (income)	$5.0	$(1.8)

As of September 30, 2022 and June 30, 2022, service cost amounts related to the net pension expense (income) capitalized in gross inventory were $2.6 million and $1.7 million, respectively.

Operating Performance Overview

During the quarter ended September 30, 2022, demand in each of our end-use markets remained strong, with our backlog up 10 percent sequentially and 155 percent year-over-year. The growth was led by increasing sales across each of the Aerospace sub-markets with lead times extending for our materials. The SAO segment finished the quarter ended September 30, 2022, at the upper end of our expected range, driven by the aerospace growth and continued improvement in our operations. The PEP segment came in just below expectations due to delayed shipments caused by Hurricane Ian at our Dynamet facility in Florida. We remain confident as we continue to see strength across all of our end-use markets with order entry activity driving backlog growth, and with continued improvement in our operations.

Results of Operations — Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

For the three months ended September 30, 2022, we reported net loss of $6.9 million, or $0.14 loss per diluted share. This compares with net loss for the same period a year earlier of $14.8 million, or $0.31 loss per diluted share. There were no reported special items for the quarter ended September 30, 2022. COVID-19 related costs negatively impacted operating results by $1.6 million in the three months ended September 30, 2021. Excluding these costs, adjusted loss per diluted share was $0.28 for the quarter ended September 30, 2021. The results for the three months ended September 30, 2022 reflect improving demand patterns, higher prices and improving mix with 35 percent increased sales compared to the prior year quarter.

Net Sales

Net sales for the three months ended September 30, 2022 were $522.9 million, which was a 35 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 20 percent on a 3 percent increase in shipment volume from the same period a year ago. The results reflect higher demand in all end-use markets except Transportation during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Net sales in the Aerospace and Defense end-use market increased 57 percent compared to the same period a year ago.

Geographically, sales in the United States increased 29 percent from the same period a year ago to $319.6 million. The increase is driven by higher demand in all end-use markets except Transportation. Sales outside the United States increased 44 percent from the same period a year ago to $203.3 million for the three months ended September 30, 2022. The increase is driven primarily by higher demand in the Aerospace and Defense end-use market in the European and South America regions. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $2.8 million decrease in sales during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Net sales outside the United States represented 39 percent and 36 percent of total net sales for the three months ended September 30, 2022 and 2021, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Aerospace and Defense	$261.6	$166.9	$94.7	57%
Medical	59.2	43.1	16.1	37%
Transportation	36.9	41.6	(4.7)	(11)%
Energy	27.9	22.2	5.7	26%
Industrial and Consumer	105.0	86.6	18.4	21%
Distribution	32.3	27.2	5.1	19%
Total net sales	$522.9	$387.6	$135.3	35%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Aerospace and Defense	$183.5	$134.9	$48.6	36%
Medical	49.8	37.1	12.7	34%
Transportation	23.7	31.4	(7.7)	(25)%
Energy	18.3	16.2	2.1	13%
Industrial and Consumer	68.4	66.3	2.1	3%
Distribution	32.0	27.0	5.0	19%
Total net sales excluding surcharge revenue	$375.7	$312.9	$62.8	20%

Sales to the Aerospace and Defense end-use market increased 57 percent from the first quarter a year ago to $261.6 million. Excluding surcharge revenue, sales increased 36 percent from the first quarter a year ago on a 24 percent increase in shipment volume. The results for the three months ended September 30, 2022 reflect increases in all sub-markets driven by ramping activity levels across the aerospace supply change due to higher aircraft build rates to meet increasing passenger travel.

Medical end-use market sales increased 37 percent from the first quarter a year ago to $59.2 million. Excluding surcharge revenue, sales increased 34 percent on 20 percent higher shipment volume from the first quarter a year ago. The current first quarter results reflect stronger demand as a result of the medical supply chain replenishing inventory levels with steady increases in elective medical procedures.

Transportation end-use market sales decreased 11 percent from the first quarter a year ago to $36.9 million. Excluding surcharge revenue, sales decreased 25 percent on 42 percent lower shipment volume from the first quarter a year ago. The results reflect reduced heavy-duty build rates from ongoing supply shortages and lower demand for light, medium and heavy duty vehicles internationally.

Sales to the Energy end-use market of $27.9 million in the current quarter reflect a 26 percent increase from the first quarter a year ago. Excluding surcharge revenue, sales increased 13 percent from a year ago. The results reflect increasing global rig counts benefiting the oil and gas sub-market partially offset by lower sales for power generation materials compared to the prior year period.

Industrial and Consumer end-use market sales of $105.0 million increased $18.4 million compared to the first quarter a year ago. Excluding surcharge revenue, sales increased 3 percent on 2 percent lower shipment volume. The results reflect higher demand for semiconductor materials and increased sales in the electronic sub-market.

Gross Profit

Our gross profit in the first quarter increased $29.6 million to $54.8 million, or 10.5 percent of net sales as compared with $25.2 million, or 6.5 percent of net sales in the same quarter a year ago. Excluding the impact of surcharge revenue, our adjusted gross margin in the first quarter was 14.6 percent as compared to 8.1 percent in the same period a year ago. The increased gross profit for the three months ended September 30, 2022 reflects improving demand patterns with 35 percent increased sales and a stronger product mix, higher prices and improved operational efficiencies.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three-month periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Three Months Ended September 30,
($ in millions)	2022	2021
Net sales	$522.9	$387.6
Less: surcharge revenue	147.2	74.7
Net sales excluding surcharge revenue	$375.7	$312.9

Gross profit	$54.8	$25.2

Gross margin	10.5%	6.5%

Gross margin excluding surcharge revenue	14.6%	8.1%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $46.5 million were 8.9 percent of net sales (12.4 percent of net sales excluding surcharge) as compared with $44.3 million and 11.4 percent of net sales (14.2 percent of net sales excluding surcharge) in the same quarter a year ago. The selling, general and administrative expenses for the three months ended September 30, 2022 reflect higher salary and benefit costs compared to the same period a year ago.
.
Operating Income (Loss)

Our operating income in the recent first quarter was $8.3 million, or 1.6 percent of net sales, as compared with operating loss of $19.1 million or negative 4.9 percent of net sales in the same quarter a year ago. Excluding surcharge revenue, adjusted operating margin was 2.2 percent for the current quarter as compared with negative 5.6 percent a year ago excluding special items. The operating results for the three months ended September 30, 2022 reflect higher sales compared to the prior year quarter and improved operational efficiencies. The three months ended September 30, 2021 reflected the ongoing impact from COVID-19 with lower demand and operational challenges with labor shortages and supply chain interruptions.

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

	Three Months Ended September 30,
($ in millions)	2022	2021
Net sales	$522.9	$387.6
Less: surcharge revenue	147.2	74.7
Net sales excluding surcharge revenue	$375.7	$312.9

Operating income (loss)	$8.3	$(19.1)
Special item:
COVID-19 costs	—	1.6
Adjusted operating income (loss)	$8.3	$(17.5)

Operating margin	1.6%	(4.9)%

Adjusted operating margin excluding surcharge revenue and special item	2.2%	(5.6)%

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2022 was $12.6 million compared with $10.2 million in the same period a year ago. Capitalized interest reduced interest expense by $0.3 million for the three months ended September 30, 2022 and $0.1 million for the three months ended September 30, 2021. The higher interest expense is largely due to higher interest costs on debt that was refinanced.

Other Expense (Income), Net

Other expense, net for the three months ended September 30, 2022 was $3.5 million as compared with $4.1 million of other income, net for the three months ended September 30, 2021. The current quarter reflects $2.5 million of expense from pension earnings, interest and deferrals compared to $4.5 million of pension income in the prior year driven by favorable returns on plan assets.

Income Taxes

Income tax benefit was $0.9 million, or 11.5 percent of pre-tax loss for the three months ended September 30, 2022, as compared with $10.4 million, or 41.3 percent of pre-tax loss in the same quarter a year ago. Income tax benefit for the three months ended September 30, 2022 includes the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included is a discrete tax charge of $0.6 million for the impact of a state tax legislative change and a discrete tax benefit of $0.3 million attributable to employee share-based compensation. Income tax benefit for the three months ended September 30, 2021 included the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

The Inflation Reduction Act of 2022 (the "IRA") was enacted on August 16, 2022. The IRA includes climate and energy provisions, extends the Affordable Care Act subsidies, increases Internal Revenue Enforcement funding and allows Medicare to negotiate prescription drug prices. The IRA creates a 15 percent corporate alternative minimum tax on profits of corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the tax year exceeds $1.0 billion and is effective for tax years beginning after December 31, 2022. The IRA also creates an excise tax of 1 percent on stock repurchases by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The provisions of the IRA are not expected to have a significant impact on our financial position, results of operations or cash flows.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2022	2021
Specialty Alloys Operations	44,562	43,008	1,554	4%
Performance Engineered Products *	2,326	2,372	(46)	(2)%
Intersegment	(1,998)	(1,852)	(146)	(8)%
Consolidated pounds sold	44,890	43,528	1,362	3%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Three Months Ended September 30,		$ Increase	% Increase
($ in millions)	2022	2021
Specialty Alloys Operations	$447.3	$331.9	$115.4	35%
Performance Engineered Products	93.2	74.6	18.6	25%
Intersegment	(17.6)	(18.9)	1.3	7%
Total net sales	$522.9	$387.6	$135.3	35%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase	% Increase
($ in millions)	2022	2021
Specialty Alloys Operations	$305.7	$258.2	$47.5	18%
Performance Engineered Products	87.7	73.6	14.1	19%
Intersegment	(17.7)	(18.9)	1.2	6%
Total net sales excluding surcharge revenue	$375.7	$312.9	$62.8	20%

Specialty Alloys Operations Segment

Net sales for the quarter ended September 30, 2022 for the SAO segment increased 35 percent to $447.3 million, as compared with $331.9 million in the same quarter a year ago. Excluding surcharge revenue, net sales for the current quarter increased 18 percent on 4 percent higher shipment volume from a year ago. The higher sales in the SAO segment reflect increases in all end-use markets except Transportation driven by improving demand and price increases compared to the prior year same quarter.

Operating income for the SAO segment was $19.9 million or 4.4 percent of net sales (6.5 percent of net sales excluding surcharge revenue) in the recent first quarter, as compared with operating loss of $5.9 million or negative 1.8 percent of net sales (negative 2.3 percent of net sales excluding surcharge revenue) in the same quarter a year ago. The operating income reflects higher volume in all end-use markets except Transportation and Industrial and Consumer, stronger product mix and improved operational efficiencies in the quarter ended September 30, 2022. The results for the quarter ended September 30, 2021 continued to be impacted by COVID-19 including labor shortages and supply chain disruptions.

Performance Engineered Products Segment

Net sales for the quarter ended September 30, 2022 for the PEP segment increased 25 percent to $93.2 million, as compared with $74.6 million in the same quarter a year ago. Excluding surcharge revenue, net sales for the current quarter of $87.7 million increased from $73.6 million a year ago. The results reflect improving demand in all end-use markets except Industrial and Consumer compared to the prior year period. In particular, the Medical end-use market increased 45 percent with steady increases in elective surgical procedures compared to the same period last year.

Operating income for the PEP segment was $6.3 million or 6.8 percent of net sales (7.2 percent of net sales excluding surcharge revenue) in the current first quarter, compared with operating income of $0.6 million or 0.8 percent of net sales in the same quarter a year ago. The improved results for the quarter ended September 30, 2022 reflect stronger demand conditions partially offset by delayed shipments caused by Hurricane Ian at our Dynamet facility in Florida.

Liquidity and Financial Resources

During the three months ended September 30, 2022, we used cash for operating activities of $78.0 million compared to cash used for operating activities of $47.0 million in the same period a year ago. Our free cash flow, which we define under "Non-GAAP Financial Measures" below, was negative $101.3 million as compared to negative $71.2 million for the same period a year ago. The decrease in cash provided from operating activities and free cash flow for the three months ended September 30, 2022 compared to the same period a year ago resulted from higher inventory to meet growing demand partially offset by improved earnings. Cash used to build inventory was $121.2 million in the current period ended September 30, 2022 compared to $66.5 million in the same period a year ago. The increase in inventory during the current fiscal year is in response to growing demand. During the three months ended September 30, 2022, cash used for accounts receivable was $12.1 million compared to $3.8 million in the same period a year ago.

Capital expenditures for property, plant, equipment and software were $13.5 million for the three months ended September 30, 2022 as compared to $14.4 million for the same period a year ago. In fiscal year 2023, we expect capital expenditures to be approximately $100 million.

Dividends during the three months ended September 30, 2022 and 2021 were $9.8 million and $9.8 million, respectively, and were paid at the same quarterly rate of $0.20 per share of common stock in both periods.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the ability to access capital markets to supplement internally generated funds. We target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Facility.

On March 26, 2021, we entered into our $300.0 million secured revolving Credit Facility. The Credit Facility amended and restated our previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Credit Facility extends the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, our $300.0 million 4.45% Senior Notes due in March 2023 were not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Credit Facility will be due. The springing maturity clause has been satisfied with the issuance of the 2030 Notes and subsequent payment in full of the 4.45% Senior Notes, as discussed in Note 8 Debt. The Credit Facility contains a revolving credit commitment amount of $300.0 million, subject to our right, from time to time, to request an increase of the commitment to $500.0 million in the aggregate; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

On February 14, 2022, we entered into the Amendment to the Credit Facility. The Amendment revised the interest coverage ratio covenant under the Credit Facility so that the first test date was June 30, 2022, and required a minimum interest coverage ratio of 2.00 to 1.00 at June 30, 2022 (calculated for the two fiscal quarters then ended), 3.00 to 1.00 at September 30, 2022 (calculated for the three fiscal quarters then ended) and 3.50 to 1.00 at December 31, 2022 and thereafter (calculated for the four fiscal quarters then ended). The Amendment revised the restricted period under the Credit Facility, during which we were prohibited from incurring any secured debt other than purchase money financing for new equipment and were subject to additional restrictions on its ability to make dividends or distributions or to make certain investments. This expired on September 30, 2022.

As of September 30, 2022, we had $1.8 million of issued letters of credit and no short-term borrowings under the Credit Facility. The balance of the Credit Facility, $298.2 million, remains available to us. As of September 30, 2022, the borrowing rate for the Credit Facility was 5.12%.

We believe that our total liquidity of $350.8 million as of September 30, 2022, which includes total cash and cash equivalents of $52.6 million and available borrowing capacity of $298.2 million under our credit facility, will be sufficient to fund our cash needs over the foreseeable future.

During the three months ended September 30, 2022, we made no pension contributions to our qualified defined benefit pension plans. We currently do not expect to contribute to our qualified defined benefit pension plans during the remainder of fiscal year 2023.

As of September 30, 2022, we had cash and cash equivalents of approximately $17.9 million held at various foreign subsidiaries. Our global deployment considers, among other things, geographic location of our subsidiaries’ cash balances, the locations of our anticipated liquidity needs, and the cost to access international cash balances, as necessary. During the three months ended September 30, 2022, we repatriated no cash from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Agreement.

We are subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio. The interest coverage ratio is defined in the Credit Facility as, for any period, the ratio of consolidated earnings before interest, taxes, depreciation and amortization and non-cash net pension expense ("EBITDA") to consolidated interest expense for such period. The interest coverage covenant was waived until the quarter ended June 30, 2022 at which time it was required to be 2.00 to 1.00, for the quarter ended September 30, 2022 it is 3.00 to 1.00 and then 3.50 to 1.00 thereafter. The Credit Facility also requires us to maintain a debt to capital ratio of less than 55 percent. The debt to capital ratio is defined in the Credit Facility as the ratio of consolidated indebtedness, as defined therein, to consolidated capitalization, as defined therein. In addition, we are subject to an asset coverage ratio minimum of 1.10 to 1.00. The asset coverage ratio is defined in the Credit Facility as eligible receivables and inventory, as defined therein, to outstanding loans and obligations, as defined therein. As of September 30, 2022, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of September 30, 2022:

Covenant	Covenant Requirement	Actual Ratio
Consolidated debt to capital	55% (maximum)	35%
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	3.69 to 1.00
Asset coverage ratio	1.10 to 1.00 (minimum)	233.7 to 1.00

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

Adjusted Loss Per Share

The following provides a reconciliation of adjusted loss per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Three Months Ended September 30, 2022, as reported	$(7.8)	$0.9	$(6.9)	$(0.14)
Special item:
None reported	—	—	—	—

Three Months Ended September 30, 2022, as adjusted	$(7.8)	$0.9	$(6.9)	$(0.14)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.7 million for the three months ended September 30, 2022.

($ in millions, except per share amounts)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Three Months Ended September 30, 2021, as reported	$(25.2)	$10.4	$(14.8)	$(0.31)
Special item:
COVID-19 costs	1.6	(0.7)	0.9	0.03

Three Months Ended September 30, 2021, as adjusted	$(23.6)	$9.7	$(13.9)	$(0.28)

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

Free Cash Flow

The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
($ in millions)	2022	2021
Net cash used for operating activities	$(78.0)	$(47.0)
Purchases of property, plant, equipment and software	(13.5)	(14.4)
Dividends paid	(9.8)	(9.8)
Free cash flow	$(101.3)	$(71.2)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2022, the Company increased the liability for a Company-owned former operating site by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2022 and June 30, 2022 were $18.4 million and $18.3 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2022 Form 10-K Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Note 1, Summary of Significant Accounting Policies, of the Notes to our consolidated financial statements included in Part II, Item 8 thereto.

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

As of September 30, 2022, we have three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of September 30, 2022 was $195.5 million and represents approximately 81 percent of our total goodwill. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of September 30, 2022 of $31.9 million and $14.0 million, respectively.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to Notes to Consolidated Financial Statements included in Item 1.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the year ended June 30, 2022, and the exhibits attached to such filing. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) uncertainty regarding the return to service of the Boeing 737 MAX aircraft and the related supply chain disruption; (17) potential impacts of the COVID-19 pandemic on our operations, financial results and financial position; (18) our efforts and efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and business closures, and the related impact on resource allocations and manufacturing and supply chains; (19) our ability to execute our business continuity, operational, budget and fiscal plans in light of the COVID-19 pandemic; and (20) our ability to successfully carry out restructuring and business exit activities on the expected terms and timelines. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements", in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2022, we had approximately $1.8 million of net deferred gains related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers. However, approximately 9 percent of these contracts relate to commodity forward contracts entered into to support sales under firm price sales arrangements with one customer in addition to the credit already extended to this customer in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

When appropriate, we use interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt. Historically, we have entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued.

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

The status of our financial instruments as of September 30, 2022 is provided in Note 12 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2022, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2022. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of September 30, 2022 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contingencies."

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2022 Annual Report on Form 10-K and the amended risk set forth below, adequately disclose the material risks that we face.

A portion of our workforce is covered by collective bargaining agreements and union attempts to organize our other employees may cause work interruptions or stoppages.

Approximately 165 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement which expires November 1, 2022. Negotiations with union representatives are currently in process. Approximately 401 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement which expires August 1, 2023. In July 2020, a union election was held involving 62 employees at our Franklin, Pennsylvania location and a majority of the employees voted for union representation. Negotiations with union representatives for an initial agreement are currently in process for this facility. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended September 30, 2022, however employees surrendered 87,266 shares to the Company, at an average purchase price of $36.87, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 27, 2022	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)