Form 10-K
period 2023-06-30
CARPENTER TECHNOLOGY CORP
filed 2023-08-11
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the registrant's voting common stock held by non-affiliates at December 31, 2022, was $1,791,866,644, based on the closing price per share of the registrant's common stock on that date of $36.94 as reported on the New York Stock Exchange.

As of August 8, 2023, 48,847,966 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company's fiscal year 2023 definitive Proxy Statement are incorporated by reference into Part III of this Report.

PART I
Item 1.  Business

(a)             General Development of Business:

Carpenter Technology Corporation, founded in 1889, is engaged in the manufacturing, fabrication and distribution of specialty metals. As used throughout this report, unless the context requires otherwise, the terms "Carpenter," "Carpenter Technology," "Company," "Registrant," "Issuer," "we" and "our" refer to Carpenter Technology Corporation.

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

The PEP segment is comprised of the Company's differentiated operations. This segment includes the Dynamet titanium business, the Carpenter Additive business and the Latrobe and Mexico distribution businesses. The Amega West business was also part of the PEP segment, however, it was divested during the first quarter of fiscal year 2021. The businesses in the PEP segment are managed with an entrepreneurial structure to promote flexibility and agility to quickly respond to market dynamics.

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

(4)                Seasonality of Business:

Our sales can be influenced by seasonal factors with the first six months of the fiscal year typically being lower, principally because of annual plant vacation and maintenance shutdowns by us, as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern.

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations. No single customer accounted for 10 percent or more of total net sales for the years ended June 30, 2023, June 30, 2022 and June 30, 2021. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2023 or June 30, 2022. See Note 19 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" for additional information.

(6)                Backlog:

As of June 30, 2023, we had a sales backlog of orders excluding surcharge, believed to be firm, of approximately $2,123.3 million, significantly all of which is expected to be shipped within fiscal years 2024 and 2025. Our backlog of orders excluding surcharge as of June 30, 2022, was approximately $1,539.3 million.

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

(8)                Research, Product and Process Development:

Our expenditures for Company-sponsored research and development were $24.4 million, $20.4 million and $19.7 million in fiscal years 2023, 2022 and 2021, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.

(9)                Environmental Regulations:

We are subject to various stringent federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Management evaluates the liability for future environmental remediation costs on a quarterly basis. We accrue amounts for environmental remediation costs representing management's best estimate of the probable and reasonably estimable costs relating to environmental remediation. For further information on environmental remediation, see the Contingencies section included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

Our costs of maintaining and operating environmental control equipment were $15.7 million, $14.8 million and $14.9 million for fiscal years 2023, 2022 and 2021, respectively. The capital expenditures for environmental control equipment were $0.3 million, $1.1 million and $1.3 million for fiscal years 2023, 2022 and 2021, respectively. We anticipate spending approximately $3.3 million on domestic environmental capital projects over the next five fiscal years. This includes approximately $2.2 million in fiscal year 2024. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

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

Talent Acquisition: We are always looking for nimble, smart, growth-minded people – regardless of background – to help our organization continue to succeed. We are an employer of choice. We strive for our culture to be transparent, supportive of work/life balance, welcoming of diverse viewpoints, treating all with dignity and respect and supporting each individuals' needs for professional growth and development.

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

Engagement: We regularly conduct a company-wide Employee Engagement Survey to collect tangible data to make our Company even better. To ensure anonymity, we partner with an outside firm to collect and analyze the results. We make the survey available electronically and in hard copy format to make it as easy as possible for all our employees to participate, particularly our manufacturing teams. Our questions cover a wide variety of topics, including safety, culture, diversity, inclusion and belonging, work/life balance and leadership and career development.

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

Governance: Our policy is to comply with the letter and spirit of all laws that govern our operations and to adhere to the highest standards of business ethics. We implemented general legal and ethical guidelines in our "Code of Conduct." The guidelines apply to all employees and majority-owned affiliates, including subsidiaries, both in the United States and other countries.

As of June 30, 2023, our total workforce consisted of approximately 4,500 employees, which included 182 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2025, and 393 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which has been extended to August 14, 2023. Negotiations with union representatives are currently in process. We believe our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $994.1 million, $656.4 million and $549.0 million in fiscal years 2023, 2022 and 2021, respectively. Long-lived assets held outside of the United States were $15.7 million and $15.7 million as of June 30, 2023 and 2022, respectively. For further information on domestic and international sales, see Note 4 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2023. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter's website at www.carpentertechnology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Over the last few years, we have undertaken capital projects associated with expanding our production capacity and capability. These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost-effective manner depends upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute these projects, our ability to obtain the necessary internal and customer qualifications to produce material from the facilities and our ability to operate the facilities to maximize the potential opportunities with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated delays, or excess costs, our results of operations and financial position may be materially adversely affected.

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

Our manufacturing processes, and the manufacturing processes of many of our suppliers and customers, are energy intensive and generate carbon dioxide and other "Greenhouse Gases," and pending legislation or regulation of Greenhouse Gases, if enacted or adopted in an onerous form, could have a material adverse impact on our results of operations, financial condition and cash flows.

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

We produce ultra high strength, high temperature and corrosion-resistant alloys designed for our customers' demanding applications particularly in our Aerospace and Defense, Medical and Energy end-use markets. Failure of the materials that are included in our customers' applications could give rise to substantial product liability claims. There can be no assurance that our insurance coverage will be adequate or continue to be available on terms acceptable to us. We have a complex manufacturing process necessary to meet our customers' stringent product specifications. We are also required to adhere to various third party quality certifications and perform sufficient internal quality reviews to ensure compliance with established standards. If we fail to meet the customer specifications for their products, we may be subject to product quality costs and claims. These costs are generally not insured. The impacts of product liability and quality claims could have a material adverse impact on our results of operations, financial condition and cash flows.

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

Approximately 182 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement. This agreement expires August 31, 2025. Approximately 393 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement which has been extended to August 14, 2023. Negotiations with union representatives are currently in process. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of the Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company timely filed its latest annual conflict minerals report required by the rules on May 26, 2023. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

Our business may be impacted by external factors that we may not be able to control.

War (such as the current war in Ukraine), civil conflict, terrorism, other geopolitical and diplomatic tensions, natural disasters, climate change and public health issues including domestic or international pandemics, other outbreaks of contagious diseases (such as the COVID-19 pandemic) and other adverse public health developments have caused or could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, affect the availability of credit facilities to us, our customers or other members of the supply chain necessary to transact business, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Significant changes to United States and international trade policies continue to emerge and activity levels have increased with regard to new import and export tariffs, retaliatory tariffs, and quotas; modifications to international trade policy; the withdrawal from or renegotiation of certain trade agreements; and other changes. These changes, including any implementation of or changes in trade sanctions, tariffs and embargoes, could materially adversely impact our business or require us to make changes to our current business practices or supply chain.

We value most of our inventory using the LIFO method, which could be repealed resulting in adverse effects on our cash flows and financial condition.

The cost of our inventories is primarily determined using the Last-In, First-Out ("LIFO") method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out ("FIFO") value. As of June 30, 2023, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $517.2 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

We depend on the ability to hire and retain a qualified workforce and key personnel.

Much of our future success depends on the continued service and availability of skilled personnel, including members of our executive management team, management, metallurgists and production positions. Failure to attract, hire, develop, motivate, and retain highly qualified employee talent, or failure to develop and implement an adequate succession plan for the management team, could disrupt our operations and adversely affect our business and our future success.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The principal locations of our primary domestic integrated mills in our SAO segment are located in Reading and Latrobe, Pennsylvania and Athens, Alabama. In addition, SAO manufactures bar products in Orwigsburg, Pennsylvania and Elyria, Ohio and operates a mini-mill in Hartsville, South Carolina, manufacturing bar and wire products. The principal locations for the PEP businesses include titanium alloy production facilities located in Washington, Pennsylvania and Clearwater, Florida and a powder products manufacturing facility in Athens, Alabama. The PEP segment includes domestic leased warehouses and service centers located in Washington, Pennsylvania and Vienna, Ohio.

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

Our plants, customer service centers and distribution centers were acquired or leased at various times over numerous years. There is an active maintenance program to ensure a safe operating environment and to keep facilities in good condition. In addition, we have an active capital spending program to replace equipment as needed to keep it technologically competitive on a worldwide basis. We believe our facilities are in good condition and suitable for our business needs.

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
See the "Contingencies" section included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation," and the "Contingencies and Commitments" section included in Note 12 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data," included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

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

Timothy Lain was appointed Senior Vice President and Chief Financial Officer effective August 11, 2020. Mr. Lain joined Carpenter Technology in June 2007. From June 2013 to September 2018, he served as the Vice President-Controller and Chief Accounting Officer. He served as the Vice President and Chief Financial Officer from September 2018 until August 2020. Prior to joining the Company, Mr. Lain served as Audit Director at McGladrey & Pullen LLP, a certified public accounting firm.

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

Brian Malloy was appointed Senior Vice President and Group President of the SAO segment effective April 25, 2022. Mr. Malloy served as Senior Vice President and Group President of Carpenter Technology's PEP segment from February 2022 until April 2022; Mr. Malloy assumed interim leadership of the PEP business segment in July of 2021, while serving as Senior Vice President and Chief Commercial Officer, the role he held since August of 2020. Mr. Malloy joined Carpenter Technology in August 2015 as Vice President, Sales & Customer Service for SAO. He served as Vice President and Chief Commercial Officer from March 2016 until August 2020. Prior to joining Carpenter Technology, Mr. Malloy worked for Global Precision Tubes where he was the Senior Vice President & Chief Strategy Officer. During Mr. Malloy's two years in this role, he was responsible for business development, strategy and the commercial organizations. Mr. Malloy's previous experience includes key roles at Alcoa, Inc., where his last position was Vice President, Commercial for Industrial Gas Turbines in the Power and Propulsion business unit.

David Graf was appointed Vice President and Group President of the PEP segment effective April 25, 2022. Mr. Graf previously served as Vice President and Group President of SAO from July 2021 until April 2022. He also held the role of Vice President - Chief Technology Officer from September 2018 until July 2021, where he led the Company's Research & Development (R&D) and Quality organizations, as well as the Carpenter Additive business unit. Prior to joining Carpenter Technology in September 2018, Mr. Graf worked for W.R. Grace, a global leader in the development and manufacture of products and technologies used in energy, refining, polyolefins, plastics, petrochemical, and other chemical manufacturing applications. During his eight years with Grace, he served as the Global R&D Director, as well as the General Manager Americas and Vice President Global Marketing for Specialty Catalysts in addition to the integration leader for a strategic acquisition. Prior to that, Mr. Graf worked for The Dow Chemical Company for 12 years in a variety of R&D leadership roles.

			Assumed Present Position
Name	Age	Position
Tony R. Thene	62	President and Chief Executive Officer	July 2015

Timothy Lain	51	Senior Vice President and Chief Financial Officer	August 2020

James D. Dee	66	Senior Vice President, General Counsel and Secretary	August 2020

Brian J. Malloy	56	Senior Vice President and Group President SAO Segment	April 2022

David Graf	53	Vice President and Group President PEP Segment	April 2022

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "CRS." The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2023		Fiscal Year 2022
Period Ended:	High	Low	High	Low
September 30,	$39.43	$24.76	$41.29	$30.22

December 31,	$43.32	$31.81	$35.14	$26.93

March 31,	$52.50	$35.72	$43.20	$27.56

June 30,	$56.34	$40.57	$44.96	$26.62

Annual June 30,	$56.34	$24.76	$44.96	$26.62

The range of our common stock price on the NYSE from July 1, 2023 to August 8, 2023 was $51.94 to $61.02. The closing price of the common stock was $58.68 on August 8, 2023.

We have paid quarterly cash dividends on our common stock since 1906. We paid a quarterly dividend of $0.20 per share of common stock during each quarter of fiscal years 2023 and 2022, respectively.

As of August 8, 2023, there were 1,633 common stockholders of record.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group for fiscal year ended June 30, 2023, and prior four fiscal years. The cumulative total return assumes an investment of $100 on June 30, 2018 and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for our Peer Group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carpenter Technology Corporation, the S&P Midcap 400 Index, and the Russell Materials & Processing Growth Index

$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
2018
2019
2020
2021
2022
2023
Carpenter Technology Corporation
S&P 400 Mid-cap
Russell M&P Growth

* $100 invested on June 30, 2018 in stock or index, including reinvestment of dividends. Fiscal years ending June 30.
Data sourced from Nasdaq
Copyright © 2023 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2023 Russell Investments

	2018	2019	2020	2021	2022	2023
Carpenter Technology Corporation	$100.00	$92.70	$48.00	$82.10	$58.40	$119.60
S&P Midcap 400	$100.00	$99.70	$91.40	$138.10	$116.30	$134.40
Russell Materials & Processing Growth	$100.00	$112.90	$125.40	$179.40	$125.50	$153.30

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2023, employees surrendered 6,771 shares to the Company, at an average purchase price of $45.27, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share buyback program.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2023	2022	2021
Net sales	$2,550.3	$1,836.3	$1,475.6

Net sales excluding surcharge revenue (1)	$1,848.0	$1,400.0	$1,252.8

Operating income (loss)	$133.1	$(24.9)	$(248.6)

Adjusted operating income (loss) (1)	$133.1	$(34.0)	$(105.5)

Net income (loss)	$56.4	$(49.1)	$(229.6)

Diluted earnings (loss) per share	$1.14	$(1.01)	$(4.76)

Adjusted diluted earnings (loss) per share (1)	$1.14	$(1.06)	$(2.01)

Purchases of property, plant, equipment and software	$82.3	$91.3	$100.5

Adjusted free cash flow (1)	$(67.6)	$(83.1)	$171.1

Pounds sold (in thousands) (2)	214,122	188,112	169,706

(1)  See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

(2)  Pounds sold data includes Specialty Alloys Operations segment and Dynamet and Additive businesses from the Performance Engineered Products segment.

Our sales are across diverse end-use markets. The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2023		2022		2021
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and Defense	$1,290.7	51%	$790.2	43%	$710.9	48%
Medical	301.6	12%	212.3	12%	143.5	10%
Transportation	185.0	7%	178.3	10%	144.5	10%
Energy	163.3	6%	113.0	6%	87.8	6%
Industrial and Consumer	487.2	19%	417.2	23%	292.1	20%
Distribution	122.5	5%	125.3	6%	96.8	6%
Total net sales	$2,550.3	100%	$1,836.3	100%	$1,475.6	100%

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

Approximately 45 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) ("AOCI") together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer long-term arrangements.

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

We have taken steps that we believe are necessary to mitigate inflationary pressures and supply chain disruptions. As discussed above, we have certain mechanisms in place to reduce the impact for the most significant of these items and have been able to recover these increases through our raw material surcharge and other pricing strategies. We have long-term relationships with major suppliers who provide availability of material at competitive prices along with arrangements with certain vendors to provide consigned materials at our manufacturing facilities available for our consumption as necessary. We also continue to execute on targeted initiatives to maximize productivity and achieve capacity gains.

While these inflation and supply chain factors could negatively impact our business in the near-term, we do not currently expect them to materially impact our business outlook or operational goals over the long-term.

Net Pension Expense (Benefit)

Net pension expense (benefit), as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs.

During the fiscal year ended June 30, 2021, we evaluated the need for settlement accounting under Accounting Standards Codification ("ASC") 715-30-35-82 based on the higher than normal lump-sum payments made during fiscal year 2021 in our largest defined benefit plan. We determined that the lump-sum payments exceeded the threshold of service cost and interest cost components and settlement accounting was required. We recorded settlement charges of $11.4 million in the year ended June 30, 2021, within other expense (income), net.

The following is a summary of the net pension expense (income) for the years ended June 30, 2023, 2022 and 2021:

	Years Ended June 30,
($ in millions)	2023	2022	2021
Pension plans	$20.6	$(4.2)	$21.3
Other postretirement plans	(0.7)	(3.1)	3.3
Net pension expense (income)	$19.9	$(7.3)	$24.6

The service cost component of net pension expense (income) represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

Net periodic expense (income) is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense (income), net. The following is a summary of the classification of net pension expense (income) for the years ended June 30, 2023, 2022 and 2021:

	Years Ended June 30,
($ in millions)	2023	2022	2021
Service cost included in Cost of sales	$8.6	$9.6	$10.8
Service cost included in Selling, general and administrative expenses	1.3	1.4	1.5
Pension earnings, interest and deferrals included in Other expense (income), net	10.0	(18.3)	0.9
Settlement charge included in Other expense (income), net	—	—	11.4
Net pension expense (income)	$19.9	$(7.3)	$24.6

As of June 30, 2023 and 2022, amounts capitalized in gross inventory were $2.8 million and $1.7 million, respectively.

Operating Performance Overview

More than a year ago, we set the goal to return to pre-pandemic (fiscal year 2019) profitability on a run-rate basis by the end of fiscal year 2023. We exceeded that goal in the fourth quarter of fiscal year 2023. Our performance was driven by increased productivity at our facilities, improved product mix and realized price increases. Notably, the Specialty Alloys Operations segment demonstrated significant improvement, reaching $179.1 million of operating income, or 8.1 percent of net sales (11.6 percent of net sales excluding surcharge revenue), compared to operating income of $9.6 million, or 0.6 percent of net sales (0.8 percent of net sales excluding surcharge revenue), for fiscal year 2022.

Returning to our pre-pandemic profitability is an important milestone on our journey to doubling our operating income by fiscal year 2027 (versus fiscal year 2019), and we expect to continue our momentum into fiscal year 2024. We believe that we are well-positioned to realize our target: we are operating in a strong demand environment in which our customers want more material, sooner, resulting in record backlogs. We are increasing our productivity across facilities, as evidenced by our performance in the fourth quarter of fiscal year 2023, and we are actively managing our preventive maintenance schedules to protect our unique assets, serve our customers and maximize shipments. Macro trends are increasing demand across our end-use markets for our broad portfolio of specialized solutions. We have leading capabilities and capacity with a difficult-to-replicate system of assets, and we continue to drive improved productivity to capture the demand.

Results of Operations — Fiscal Year 2023 Compared to Fiscal Year 2022

For fiscal year 2023, we reported net income of $56.4 million, or $1.14 earnings per diluted share. This compares with net loss of $49.1 million, or $1.01 loss per diluted share, in fiscal year 2022. There were no reported special items for fiscal year 2023. Excluding special items for fiscal year 2022, loss per diluted share would have been $1.06. The results for fiscal year 2023 compared to fiscal year 2022 were driven by growing demand across all our end-use markets, increased productivity at our facilities, improved product mix and realized price increases.

Special items included in our fiscal year 2022 results included negative impacts from COVID-19 charges of $5.9 million, a historical environmental site charge of $2.4 million and debt extinguishment losses, net of $6.0 million. These charges were offset by benefits related to COVID-19 employee retention credits of $12.7 million and an acquisition-related contingent liability release of $4.7 million.

Net Sales

Net sales for fiscal year 2023 were $2,550.3 million, which represents a 39 percent increase from fiscal year 2022. Excluding surcharge revenue, sales were 32 percent higher than fiscal year 2022 on 14 percent higher volume. The results reflect double-digit sales growth across Aerospace and Defense, Medical, Energy and Industrial and Consumer end-use markets versus the prior year period.

Geographically, sales outside the United States increased 51 percent from fiscal year 2022 to $994.1 million. The increase was due to higher product demand in all regions and in all end-use markets except Distribution. In particular, Aerospace and Defense outside the United States increased 89 percent. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $5.8 million decrease in sales during fiscal year 2023 compared to fiscal year 2022. International sales as a percentage of our total net sales represented 39 percent and 36 percent for fiscal year 2023 and fiscal year 2022, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period.

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Aerospace and Defense	$1,290.7	$790.2	$500.5	63%
Medical	301.6	212.3	89.3	42%
Transportation	185.0	178.3	6.7	4%
Energy	163.3	113.0	50.3	45%
Industrial and Consumer	487.2	417.2	70.0	17%
Distribution	122.5	125.3	(2.8)	(2)%
Total net sales	$2,550.3	$1,836.3	$714.0	39%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Aerospace and Defense	$919.5	$599.6	$319.9	53%
Medical	241.3	177.2	64.1	36%
Transportation	121.8	125.2	(3.4)	(3)%
Energy	104.3	76.3	28.0	37%
Industrial and Consumer	339.4	297.2	42.2	14%
Distribution	121.7	124.5	(2.8)	(2)%
Total net sales excluding surcharge revenue	$1,848.0	$1,400.0	$448.0	32%

Sales to the Aerospace and Defense end-use market increased 63 percent from fiscal year 2022 to $1,290.7 million. Excluding surcharge revenue, sales increased 53 percent on 34 percent higher shipment volume. The fiscal year 2023 results reflect increases across all Aerospace end-use sub-markets. This was driven by ramping activity levels across the aerospace supply chain due to higher aircraft build rates to replace aging fleets and meet increasing passenger travel demand. The fiscal year 2022 results reflected short-term operational challenges associated with the Reading press outage and labor shortages.

Sales to the Medical end-use market increased 42 percent to $301.6 million from fiscal year 2022. Excluding surcharge revenue, sales increased 36 percent on 30 percent higher shipment volume. The fiscal year 2023 results reflect higher demand across all applications as the medical supply chain replenishes inventory levels to meet higher patient demand for elective medical procedures.

Transportation end-use market sales of $185.0 million reflected a 4 percent increase from fiscal year 2022. Excluding surcharge revenue, sales decreased 3 percent on 20 percent lower shipment volume. The fiscal year 2023 results reflect an improved mix from recent price increases, particularly in light-duty vehicle applications, offset by reduced medium and heavy-duty build rates compared to fiscal year 2022.

Sales to the Energy end-use market of $163.3 million reflected a 45 percent increase from fiscal year 2022. Excluding surcharge revenue, sales increased 37 percent on 35 percent higher shipment volume. The fiscal year 2023 results reflect increasing global rig counts and higher oil prices benefiting the oil and gas sub-market along with slightly higher demand for power generation materials compared to fiscal year 2022.

Industrial and Consumer end-use market sales of $487.2 million increased 17 percent from 2022. Excluding surcharge revenue, sales increased 14 percent on 1 percent lower shipment volume. The fiscal year 2023 results reflect stronger product mix, higher demand for semiconductor materials and increased sales in the electronic sub-market.

Gross Profit

Gross profit in fiscal year 2023 increased to $337.3 million, or 13.2 percent of net sales, from $149.8 million, or 8.2 percent of net sales for fiscal year 2022. The fiscal year 2023 results reflect the impact of higher volumes across key end-use markets with 39 percent increased net sales, a stronger product mix, higher prices and improved operational efficiencies, partially offset by inflationary cost increases compared to fiscal year 2022. Excluding the impact of surcharge revenue, our adjusted gross margin in fiscal year 2023 was 18.3 percent. This compares to adjusted gross margin of 9.9 percent in fiscal year 2022 after excluding the impact of surcharge revenue and COVID-19 employee retention credits of $11.9 million.

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

	Fiscal Year
($ in millions)	2023	2022
Net sales	$2,550.3	$1,836.3
Less: surcharge revenue	702.3	436.3
Net sales excluding surcharge revenue	$1,848.0	$1,400.0

Gross profit:	$337.3	$149.8
COVID-19 employee retention credits	—	(11.9)
Gross profit excluding special item	$337.3	$137.9

Gross margin	13.2%	8.2%

Gross margin excluding surcharge revenue and special item	18.3%	9.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2023 were $204.2 million, or 8.0 percent of net sales (11.0 percent of net sales excluding surcharge revenue), compared to $174.7 million, or 9.5 percent of net sales (12.5 percent of net sales excluding surcharge revenue), in fiscal year 2022. The higher selling, general and administrative expenses in fiscal year 2023 reflect higher variable compensation charges compared to fiscal year 2022. Fiscal year 2022 included a noncash benefit of $4.7 million from the reversal of a contingent liability associated with a historical acquisition for which the time period expired. Partially offsetting this benefit in fiscal year 2022 was an environmental charge of $2.4 million which represents a historical environmental site liability.

Operating Income (Loss)

Our operating income in fiscal year 2023 was $133.1 million, or 5.2 percent of net sales, as compared with $24.9 million of operating loss, or negative 1.4 percent of net sales, in fiscal year 2022. Excluding surcharge revenue and special items, adjusted operating margin was 7.2 percent for fiscal year 2023 and negative 2.4 percent for fiscal year 2022. Results for fiscal year 2023 reflect higher sales in key end-use markets compared to fiscal year 2022, increased productivity at our facilities, improved product mix and realized price increases. Our fiscal year 2022 operating results were negatively impacted by COVID-19 charges of $5.9 million and a historical environmental site charge of $2.4 million, offset by COVID-19 employee retention credits of $12.7 million and an acquisition-related contingent liability release of $4.7 million.

The following presents our operating income (loss) and operating margin, in each case excluding the impact of surcharge on net sales and special items. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Fiscal Year
($ in millions)	2023	2022
Net sales	$2,550.3	$1,836.3
Less: surcharge revenue	702.3	436.3
Net sales excluding surcharge revenue	$1,848.0	$1,400.0

Operating income (loss)	$133.1	$(24.9)

Special items:
COVID-19 costs	—	5.9
COVID-19 employee retention credits	—	(12.7)
Acquisition-related contingent liability release	—	(4.7)
Environmental site charge	—	2.4
Adjusted operating income (loss) excluding special items	$133.1	$(34.0)

Operating margin	5.2%	(1.4)%

Adjusted operating margin excluding surcharge revenue and special items	7.2%	(2.4)%

Interest Expense, Net and Debt Extinguishment Losses, Net

Fiscal year 2023 interest expense, net was $54.1 million compared to $44.9 million in fiscal year 2022. Capitalized interest reduced interest expense by $1.5 million for fiscal year 2023 and by $0.8 million in fiscal year 2022. Debt extinguishment losses, net in fiscal year 2023 were $0.0 million. Debt extinguishment losses, net in fiscal year 2022 were $6.0 million due to debt prepayment costs made in connection with the notes due March 2023. The higher interest expense in fiscal year 2023 is largely due to higher interest rates on debt that was refinanced and short-term borrowings under our Credit Facility.

Other Expense (Income), Net

Other expense, net for fiscal year 2023 was $6.5 million compared with other income, net of $12.7 million in fiscal year 2022. The fiscal year 2023 reflects expense from pension earnings, interest and deferrals compared to income from pension earnings, interest and deferrals from favorable returns on plan assets in fiscal year 2022.

Income Taxes

Our effective tax rate (income tax expense (benefit) as a percent of income (loss) before taxes) for fiscal year 2023 was 22.2 percent which was the same as 22.2 percent for fiscal year 2022. The fiscal year 2023 tax expense includes the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized as well as tax charges of $0.3 million for the impact of a state tax legislative change and $0.4 million resulting from changes in our prior year tax positions. Also included are tax benefits of $1.0 million for anticipated interest on Internal Revenue Service ("IRS") income tax refund claims and $0.9 million for decreases in state valuation allowances for deferred tax assets resulting from changes in our ability to utilize certain state net operating loss carryforwards. The fiscal year 2022 tax benefit included the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by calendar year 2024. We are continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

The Inflation Reduction Act of 2022 (the "IRA") was enacted on August 16, 2022. The IRA includes climate and energy provisions, extends the Affordable Care Act subsidies, increases Internal Revenue Enforcement funding and allows Medicare to negotiate prescription drug prices. The IRA creates a 15 percent corporate alternative minimum tax on profits of corporations whose average annual adjusted financial statement income for any consecutive three-tax -year period preceding the tax year exceeds $1.0 billion and is effective for tax years beginning after December 31, 2022. The IRA also creates an excise tax of 1 percent on stock repurchases by publicly traded U.S. corporations, effective for repurchases after December 31, 2022. The provisions of the IRA are not expected to have a significant impact on our financial position, results of operations or cash flows.

We assert that substantially all undistributed earnings from foreign subsidiaries are not considered permanently reinvested. The potential tax implications from the distribution of these earnings are expected to be limited to withholding taxes in certain foreign jurisdictions and are not expected to materially impact the consolidated financial statements.

See Note 17 to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data" for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

The following table includes comparative information for volumes by business segment:

	Fiscal Year		Increase	% Increase
(Pounds sold, in thousands)	2023	2022
Specialty Alloys Operations	212,050	187,754	24,296	13%
Performance Engineered Products *	11,864	10,662	1,202	11%
Intersegment	(9,792)	(10,304)	512	5%
Total pounds sold	214,122	188,112	26,010	14%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Specialty Alloys Operations	$2,213.6	$1,565.6	$648.0	41%
Performance Engineered Products	433.7	344.5	89.2	26%
Intersegment	(97.0)	(73.8)	(23.2)	(31)%
Total net sales	$2,550.3	$1,836.3	$714.0	39%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Specialty Alloys Operations	$1,540.6	$1,137.1	$403.5	35%
Performance Engineered Products	397.1	336.7	60.4	18%
Intersegment	(89.7)	(73.8)	(15.9)	(22)%
Total net sales excluding surcharge revenue	$1,848.0	$1,400.0	$448.0	32%

Specialty Alloys Operations Segment

Net sales in fiscal year 2023 for the SAO segment increased 41 percent to $2,213.6 million, as compared with $1,565.6 million in fiscal year 2022. Excluding surcharge revenue, net sales increased 35 percent from fiscal year 2022 on 13 percent higher shipment volume as compared to fiscal year 2022. The SAO segment results reflect higher sales in all end-use markets except Transportation compared to fiscal year 2022. In particular, Aerospace and Defense sales excluding surcharge increased 54 percent as compared to fiscal year 2022.

Operating income for the SAO segment in fiscal year 2023 was $179.1 million, or 8.1 percent of net sales (11.6 percent of net sales excluding surcharge revenue), compared to operating income of $9.6 million, or 0.6 percent of net sales (0.8 percent of net sales excluding surcharge revenue), for fiscal year 2022. Fiscal year 2023 reflects increased productivity, improved product mix and realized price increases. Fiscal year 2022 included a benefit of $10.6 million related to COVID-19 employee retention credits offset by COVID-19 related costs of $5.2 million.
Performance Engineered Products Segment

Net sales for fiscal year 2023 for the PEP segment were $433.7 million as compared with $344.5 million for fiscal year 2022. Excluding surcharge revenue, net sales increased 18 percent from a year ago on 11 percent higher shipment volume. The fiscal year 2023 net sales reflect 11 percent higher shipment volume as compared to fiscal year 2022. The results reflect higher sales in all end-use markets except Distribution. In particular, Medical end-use market sales excluding surcharge increased 32 percent.

Operating income for the PEP segment for fiscal year 2023 was $31.8 million, or 7.3 percent of net sales (8.0 percent of net sales excluding surcharge revenue), as compared with operating income of $18.1 million, or 5.3 percent of net sales for fiscal year 2022. Fiscal year 2023 results reflect stronger demand conditions compared to fiscal year 2022. Fiscal year 2022 included a benefit of $2.1 million related to COVID-19 employee retention credits offset by COVID-19 related costs of $0.7 million.

Results of Operations — Fiscal Year 2022 Compared to Fiscal Year 2021

For fiscal year 2022, we reported net loss of $49.1 million, or $1.01 loss per diluted share. Excluding special items, loss per diluted share would have been $1.06 for fiscal year 2022. This compares with net loss of $229.6 million, or $4.76 loss per diluted share in fiscal year 2021. Excluding special items, loss per share would have been $2.01 per diluted share for fiscal year 2021. The results for fiscal year 2022 compared to fiscal year 2021 were driven by growing demand across all our end-use markets.

Both periods were impacted by special items. Our fiscal year 2022 results were negatively impacted by COVID-19 charges of $5.9 million, a historical environmental site charge of $2.4 million and debt extinguishment losses, net of $6.0 million. These charges were offset by COVID-19 employee retention credits of $12.7 million and an acquisition-related contingent liability release of $4.7 million. Our fiscal year 2021 results were negatively impacted by a goodwill impairment charge of $52.8 million, LIFO decrement charges of $52.2 million, inventory write-downs from restructuring of $4.2 million, COVID-19 charges of $17.3 million, noncash restructuring and asset impairment charges of $16.6 million, pension settlement charges of $11.4 million, and debt extinguishment losses, net of $8.2 million. The LIFO decrement charges were noncash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs.
Net Sales

Net sales for fiscal year 2022 were $1,836.3 million, which was a 24 percent increase from fiscal year 2021. Excluding surcharge revenue, sales were 12 percent higher than fiscal year 2021 on 11 percent higher volume. The results reflect double-digit sales growth across all end-use markets versus the prior year period.

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

Sales to the Aerospace and Defense end-use market increased 11 percent from fiscal year 2021 to $790.2 million. Excluding surcharge revenue, sales were flat on 4 percent higher shipment volume. The results reflect higher year-over-year demand as COVID-19 travel restrictions eased and the aircraft OEM build rates increased.

Sales to the Medical end-use market increased 48 percent to 212.3 million from fiscal year 2021. Excluding surcharge revenue, sales increased 38 percent on 35 percent higher shipment volume. The results reflect higher demand from the ongoing recovery in elective surgeries, with our customers focused on increasing stock levels to meet demand.

Transportation end-use market sales of 178.3 million reflected a 23 percent increase from fiscal year 2021. Excluding surcharge revenue, sales increased 8 percent on 9 percent higher shipment volume. The results reflect higher demand in all sub-markets but was muted from the continuing chip shortage compared to fiscal year 2021.

Sales to the Energy end-use market of 113.0 million reflected a 29 percent increase from fiscal year 2021. Excluding surcharge revenue, sales increased 8 percent. The results reflect increasing global rig counts and higher oil prices benefiting the oil and gas sub-market. This was partially offset by lower sales for power generation materials compared to fiscal year 2021. Fiscal year 2021 results also include one quarter of the Amega West business, which was divested on September 30, 2020.

Industrial and Consumer end-use market sales of 417.2 million increased 43 percent from fiscal year 2021. Excluding surcharge revenue, sales increased 22 percent on 18 percent higher shipment volume. The results reflect the impact of stronger demand for materials used across all Consumer and Industrial sub-markets.

Gross Profit

Gross profit in fiscal year 2022 increased to $149.8 million, or 8.2 percent of net sales, from $1.0 million, or 0.1 percent of net sales for fiscal year 2021. Fiscal year 2022 results reflect the impact of higher volumes across all end-use markets, an improving product mix and increased pricing, partially offset by the ongoing inflationary pressures on operating costs related to critical production supplies, freight and labor compared to fiscal year 2021. Excluding the impact of surcharge revenue and $11.9 million of COVID-19 employee retention credits, our adjusted gross margin in fiscal year 2022 was 9.9 percent compared to adjusted gross margin of 4.6 percent in fiscal year 2021.

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

	Fiscal Year
($ in millions)	2022	2021
Net sales	$1,836.3	$1,475.6
Less: surcharge revenue	436.3	222.8
Net sales excluding surcharge revenue	$1,400.0	$1,252.8

Gross profit:	$149.8	$1.0
LIFO decrement	—	52.2
Inventory write-downs from restructuring	—	4.2
COVID-19 employee retention credits	(11.9)	—
Gross profit excluding special items	$137.9	$57.4

Gross margin	8.2%	0.1%

Gross margin excluding surcharge revenue and special items	9.9%	4.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2022 were $174.7 million, or 9.5 percent of net sales (12.5 percent of net sales excluding surcharge revenue), compared to $180.2 million, or 12.2 percent of net sales (14.4 percent of net sales excluding surcharge revenue), in fiscal year 2021. The lower selling, general and administrative expenses in fiscal year 2022 include a noncash benefit of $4.7 million from the reversal of a contingent liability associated with a historical acquisition for which the time period expired and lower variable compensation charges compared to the same period a year ago. Partially offsetting these benefits in fiscal year 2022 is an environmental charge of $2.4 million which represents a prior period liability related to a third party Superfund waste-disposal site.

Restructuring and Asset Impairment Charges

During fiscal year 2022, we had no restructuring and asset impairment charges compared to $16.6 million in fiscal year 2021. Additional restructuring activities were executed in our Additive business in the PEP segment during fiscal year 2021. This included $14.2 million of noncash pre-tax impairment charges consisting of $8.2 million of property, plant and equipment, $4.3 million associated with certain definite lived intangible assets, $1.3 million related to a lease right of use asset and $0.4 million of other noncash charges. We also recognized $0.4 million for facility shut-down costs and various personnel costs for severance payments, medical coverage and related items.

In fiscal year 2021, we recorded $2.0 million of noncash impairment pre-tax charges as a result of the Amega West business exit primarily related to accounts receivable determined to be uncollectible.

Activities undertaken in connection with the fiscal year 2021 Additive restructuring plan were substantially complete in the first quarter of fiscal year 2022.

Goodwill Impairment Charge

In preparing the financial statements for the fiscal year ended June 30, 2021, we identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit had experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the continuing impacts of the COVID-19 pandemic. During the year ended June 30, 2021, we also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and market conditions at that time, the pace of growth in the future projections for the Additive reporting unit were lowered. As a result, during the year ended June 30, 2021, we recorded an impairment charge of $52.8 million, which represented the entire balance of goodwill for this reporting unit. No goodwill impairment charges were recognized during the fiscal year ended June 30, 2022.

Operating Loss

Our operating loss in fiscal year 2022 was $24.9 million, or negative 1.4 percent of net sales as compared with $248.6 million of operating loss, or negative 16.8 percent of net sales in fiscal year 2021. Excluding surcharge revenue and special items, adjusted operating margin was negative 2.4 percent for fiscal year 2022 and negative 8.4 percent for fiscal year 2021. The results for fiscal year 2022 reflect higher sales in all end-use markets compared to fiscal year 2021 as well as the full recognition of various cost saving actions taken in fiscal year 2021 and the fourth quarter of fiscal year 2020. Negatively impacting results for fiscal year 2022 were near-term operational challenges resulting from Reading press outage, labor shortages and supply chain disruptions as well as the ongoing inflationary pressures on operating costs related to critical production supplies, freight and labor. Our fiscal year 2022 operating results were negatively impacted by COVID-19 charges of $5.9 million and a historical environmental site charge of $2.4 million, offset by COVID-19 employee retention credits of $12.7 million and an acquisition-related contingent liability release of $4.7 million. Our fiscal year 2021 results were negatively impacted by a goodwill impairment charge of $52.8 million, LIFO decrement charges of $52.2 million, inventory write-downs from restructuring of $4.2 million, COVID-19 charges of $17.3 million and noncash restructuring and asset impairment charges of $16.6 million.

The LIFO decrement charges were noncash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs. More specifically we significantly reduced inventory in fiscal year 2021 due largely to unprecedented impacts of COVID-19 on end-use market demand for our products. The significant reduction in inventory coupled with a substantial differential in historical costs between the current and historical years resulted in a significant noncash LIFO decrement charge. Because of its significance in fiscal year 2021, we considered the LIFO decrement charge unusual and infrequent in nature and believe excluding the LIFO decrement charge from our GAAP performance measures is appropriate.

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

Interest Expense, Net and Debt Extinguishment Losses, Net

Fiscal year 2022 interest expense, net was $44.9 million compared to $32.7 million in fiscal year 2021. Capitalized interest reduced interest expense by $0.8 million for fiscal year 2022 and by $8.1 million in fiscal year 2021. We have historically used interest rate swaps to achieve a level of floating rate debt to fixed rate debt where appropriate; all interest rate swaps were terminated as of September 30, 2020, in connection with the prepayment of the related $250.0 million notes. Interest expense, net for fiscal year 2022 included no net gains or losses from interest rate swaps compared with $0.4 million of net gains from interest rate swaps for fiscal year 2021. Debt extinguishment losses, net in fiscal year 2022 were $6.0 million of debt prepayment costs made in connection with the prepayment of notes due March 2023. Debt extinguishment losses, net in fiscal year 2021 totaled $8.2 million and included $10.5 million of debt prepayment costs on the notes due July 2021 partially offset by gains of $2.3 million on the related interest rate swaps that were terminated in connection with the prepayments.

Other (Income) Expense, Net

Other income, net for fiscal year 2022 was $12.7 million compared with other expense, net of $8.4 million in fiscal year 2021. Fiscal year 2022 reflects income from pension earnings, interest and deferrals from favorable returns on plan assets compared to expense in in fiscal year 2021. The fiscal year 2021 expense was primarily due to pension settlement charges of $11.4 million.

Income Taxes

Our effective tax rate (income tax (benefit) expense as a percent of (loss) income before taxes) for fiscal year 2022 was 22.2 percent as compared to 22.9 percent for fiscal year 2021. The fiscal year 2022 tax benefit includes the unfavorable impacts of losses in certain foreign justifications for which no tax benefit can be recognized. The fiscal year 2021 tax benefit included the unfavorable impacts of the $52.8 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized, as well as, tax benefits of $2.8 million associated with pension settlement charges, $2.0 million associated with debt extinguishment losses, net, $5.0 million for the impact of restructuring and asset impairment charges and $0.7 million as a result of changes in our prior year tax positions. Additionally, the anticipated benefit for the carryback of the fiscal year 2021 net operating loss to fiscal years with higher tax rates was included in fiscal year 2021. Also included is a tax charge of $1.4 million attributable to employee share-based compensation. Excluding the tax impact of the non-deductible goodwill impairment charge, pension settlement charges, debt extinguishment losses, net, restructuring and asset impairment charges and changes in our prior year tax positions, the tax rate for fiscal year 2021 would have been 28.2 percent.

The Coronavirus Aid, Relief and Economic Security ACT (the "CARES Act") was enacted on March 27, 2020. The CARES Act established new provisions, including but not limited to, expanded deduction of certain qualified capital expenditures, delayed payment of certain employment taxes, expanded use of net operating losses, reduced limitations on deductions of interest expense and extension of funding for defined benefit plans. The net operating loss provision provided incremental tax benefits of approximately $7.0 million, which were recognized in fiscal year 2021, due to higher tax rates in the expanded carryback period. The other provisions in the CARES Act are not expected to have a significant impact on our financial position, results of operation or cash flows.

During the quarter ended March 31, 2022, we changed our assertion regarding undistributed earnings from foreign subsidiaries. We assert that substantially all undistributed earnings from foreign subsidiaries are not considered permanently reinvested. The potential tax implications from the distribution of these earnings are expected to be limited to withholding taxes in certain foreign jurisdictions and are not expected to materially impact the consolidated financial statements.

See Note 17 to the consolidated financial statements in Item 8. "Financial Statements and Supplementary Data" for a full reconciliation of the statutory federal tax rate to the effective tax rates.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

 The following table includes comparative information for volumes by business segment:

	Fiscal Year		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2022	2021
Specialty Alloys Operations	187,754	166,942	20,812	12%
Performance Engineered Products *	10,662	7,936	2,726	34%
Intersegment	(10,304)	(5,172)	(5,132)	(99)%
Total pounds sold	188,112	169,706	18,406	11%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Specialty Alloys Operations	$1,565.6	$1,262.2	$303.4	24%
Performance Engineered Products	344.5	259.8	84.7	33%
Intersegment	(73.8)	(46.4)	(27.4)	(59)%
Total net sales	$1,836.3	$1,475.6	$360.7	24%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2022	2021
Specialty Alloys Operations	$1,137.1	$1,042.8	$94.3	9%
Performance Engineered Products	336.7	255.9	80.8	32%
Intersegment	(73.8)	(45.9)	(27.9)	(61)%
Total net sales excluding surcharge revenue	$1,400.0	$1,252.8	$147.2	12%

Specialty Alloys Operations Segment

Net sales in fiscal year 2022 for the SAO segment increased 24 percent to $1,565.6 million, as compared with $1,262.2 million in fiscal year 2021. Excluding surcharge revenue, net sales increased 9 percent from fiscal year 2021. The fiscal year 2022 net sales reflected 12 percent higher shipment volume as compared to fiscal year 2021. The SAO segment results reflect higher sales in all end-use markets except Aerospace and Defense which were flat compared to fiscal year 2021.

Operating income for the SAO segment in fiscal year 2022 was $9.6 million, or 0.6 percent of net sales (0.8 percent of net sales excluding surcharge revenue), compared to operating loss of $87.4 million, or negative 6.9 percent of net sales (negative 0.8 percent of net sales excluding surcharge revenue), for fiscal year 2021. Fiscal year 2022 reflects higher volume in all end-use markets partially offset by the near-term operational challenges resulting from labor shortages, supply chain disruptions and the unplanned Reading press outage which was returned to service in the third quarter. Fiscal year 2022 also included a benefit of $10.6 million related to COVID-19 employee retention credits. Fiscal year 2021 included negative impacts from targeted inventory reductions and LIFO decrement charges of $47.9 million. The LIFO decrement charges are noncash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs. The fiscal year 2022 results also include $5.2 million of COVID-19 related costs compared to $14.6 million in fiscal year 2021.

Performance Engineered Products Segment

Net sales for fiscal year 2022 for the PEP segment were 344.5 million as compared with $259.8 million for fiscal year 2021. Excluding surcharge revenue, net sales increased 32 percent from fiscal year 2021. The results reflect higher sales in all end-use markets including Energy when excluding the fiscal year 2021 net sales of the Amega West business which was divested on September 30, 2020.

Operating income for the PEP segment for fiscal year 2022 was $18.1 million, or 5.3 percent of net sales, as compared with operating loss of $16.5 million, or negative 6.4 percent of net sales for fiscal year 2021. Fiscal year 2022 results reflect higher sales in all end-use markets and cost savings in the current fiscal year from the restructuring actions taken in fiscal year 2021. Fiscal year 2022 also included a benefit of $2.1 million related to COVID-19 employee retention credits. Fiscal year 2021 included LIFO decrement charges of $4.3 million. The LIFO decrement charges are noncash charges associated with reducing inventory and liquidating LIFO layers that had historical costs in excess of the fiscal year 2021 inventory costs. The fiscal year 2022 results also included $0.7 million of COVID-19 related costs compared to $2.7 million in fiscal year 2021.

Liquidity and Financial Resources

During fiscal year 2023, we generated cash from operating activities of $14.7 million as compared with $6.0 million in fiscal year 2022. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was negative $67.6 million as compared to negative $83.1 million for the same period a year ago. The change in operating cash flow primarily reflects the impact of higher earnings after noncash adjustments to net income in fiscal year 2023 offset by higher cash used for inventory compared to a year ago. The current year reflects cash used to build inventory of $140.3 million compared to $71.9 million in fiscal year 2022. The adjusted free cash flow results reflect lower capital spending levels in the current period as compared to the prior year period. Capital expenditures for property, plant, equipment and software were $82.3 million for fiscal year 2023 as compared to $91.3 million for fiscal year 2022. In fiscal year 2024, we expect capital expenditures to be approximately $125 million to $130 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for fiscal year 2023 were $39.4 million, as compared to $39.2 million in the prior year period. In fiscal years 2023, 2022 and 2021 we declared and paid quarterly cash dividends of $0.20 per share.

During fiscal year 2023, we made no pension contributions to our qualified defined benefit pension plans. We were not required to make cash contributions to our domestic qualified pension plans during fiscal year 2023. Over the next five years, current estimates indicate that we will be required to make approximately $153.5 million of cash contributions to our domestic qualified defined benefit pension plans, based on the laws in effect for pension funding as of June 30, 2023, and subject to market returns and interest rate assumptions.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the ability to access capital markets to supplement internally generated funds. We target minimum liquidity of $150 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Facility.

On April 14, 2023, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders, agents and arrangers party thereto (the "Credit Facility"). The Credit facility amended and restated our existing Amended and Restated Credit Agreement dated as of March 26, 2021 (the "Prior Credit Agreement") which had been set to expire on March 31, 2024. The Credit Facility is a secured revolving credit facility with a commitment of $350.0 million subject to our right, from time to time, to request an increase of the commitment by the greater of (i) $300.0 million or (ii) an amount equal to our consolidated EBITDA; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Credit Facility extends the maturity to April 12, 2028. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers.

On February 14, 2022, we entered into an amendment (the "Amendment") to the Prior Credit Agreement. The Amendment revised the interest coverage ratio covenant under the Prior Credit Agreement so that the first test date was June 30, 2022, and required a minimum interest coverage ratio of 2.00 to 1.00 at June 30, 2022 (calculated for the two fiscal quarters then ended), 3.00 to 1.00 at September 30, 2022 (calculated for the three fiscal quarters then ended) and 3.50 to 1.00 at December 31, 2022 and March 31, 2023 (calculated for the four fiscal quarters then ended). The Amendment revised the restricted period under the Prior Credit Agreement to expire on September 30, 2022, during which we were prohibited from incurring any secured debt other than purchase money financing for new equipment and were subject to additional restrictions on our ability to make dividends or distributions or to make certain investments.

On March 26, 2021, we entered the Prior Credit Agreement which consisted of a $300.0 million secured revolving credit facility. The Prior Credit Agreement amended and restated our previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Prior Credit Agreement extended the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, our outstanding $300.0 million 4.45% Senior Notes due in March 2023 were not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Prior Credit Agreement would have been due. The springing maturity clause has been satisfied with the issuance of the 2030 Notes and subsequent payment in full of the 4.45% Senior Notes, as discussed in Note 10, Debt.

On March 16, 2022, we completed our offering and sale of $300.0 million in aggregate principal amount of 7.625% Senior Notes due 2030 (the "2030 Notes"). The 2030 Notes accrue interest at the rate of 7.625% per annum, with interest payable in cash semi-annually in arrears on March 15 and September 15, commencing September 15, 2022. The 2030 Notes will mature on March 15, 2030. The 2030 Notes are senior unsecured indebtedness, ranking equally in right of payment with all its existing and future senior unsecured indebtedness and senior to its future subordinated indebtedness. We used the net proceeds from the issuance of the 2030 Notes to repay, in April 2022, in full $300.0 million in principal of our 4.45% senior unsecured notes due March 2023, including any interest and premium due thereon.

For the fiscal years ended June 30, 2023, 2022 and 2021, interest costs totaled $55.6 million, $45.7 million and $40.8 million, respectively, of which $1.5 million, $0.8 million and $8.1 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. Debt extinguishment losses, net for the fiscal year ended June 30, 2023 were $0.0 million as compared with $6.0 million of debt extinguishment losses, net for the fiscal year ended June 30, 2022. For the fiscal year ended June 30, 2021 debt extinguishment losses net, were $8.2 million which included $10.5 million of debt prepayment costs on notes due July 2021, offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment.

As of June 30, 2023, we had $1.7 million of issued letters of credit and no short-term borrowings under the Credit Facility. The balance of the Credit Facility, $348.3 million, remains available to us. From time to time during the fiscal year ended June 30, 2023, we borrowed under our Credit Facility. The weighted average daily borrowing under the Credit Facility during the fiscal year ended June 30, 2023 was approximately $61.9 million with daily outstanding borrowings ranging from $0.0 million to $166.0 million. As of June 30, 2023, the borrowing rate for the Credit Facility was 7.64%.

We believe that our total liquidity of $392.8 million, as of June 30, 2023, which includes cash and cash equivalents of $44.5 million and available borrowing capacity of $348.3 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of June 30, 2023, we had cash and cash equivalents of approximately $21.2 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the fiscal year ended June 30, 2023, we repatriated cash of $8.3 million from foreign jurisdictions.

We are subject to certain financial and restrictive covenants under the Credit Facility, which, among other things, require the maintenance of a minimum interest coverage ratio and a maximum consolidated net leverage ratio. The Credit Facility requires a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00 with a first test date at June 30, 2023, for each. As of June 30, 2023, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2023:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	5.35 to 1.00
Consolidated net leverage ratio	4.00 to 1.00 (maximum)	2.25 to 1.00
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

Net Sales and Gross Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and special items and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from gross profit and gross margin is helpful in analyzing our operating performance as the special items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of "Gross Profit" for a reconciliation of net sales and gross margin, excluding surcharge revenue and special items, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

Adjusted Operating Income (Loss) and Adjusted Operating Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of operating income (loss) and operating margin as adjusted to exclude the impact of raw material surcharge revenue and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from operating margin is helpful in analyzing our operating performance, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of operating income (loss) for a reconciliation of adjusted operating income (loss) and adjusted operating margin excluding special items to operating income (loss) and operating margin determined in accordance with U.S. GAAP. Adjusted operating income (loss) and adjusted operating margin excluding surcharge revenue and special items is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating income (loss) and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings (Loss) Per Share

The following provides a reconciliation of adjusted earnings (loss) per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share data)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2023, as reported	$72.5	$(16.1)	$56.4	$1.14

Special item:
None reported	—	—	—	—
Total impact of special item	—	—	—	—

Year ended June 30, 2023, as adjusted	$72.5	$(16.1)	$56.4	$1.14

* Impact per diluted share calculated using weighted average common shares outstanding of 49.2 million for the fiscal year ended June 30, 2023.

($ in millions, except per share data)	Loss Before Income Taxes	Income Tax Benefit	Net Loss	Loss Per Diluted Share*
Year ended June 30, 2022, as reported	$(63.1)	$14.0	$(49.1)	$(1.01)

Special items:
COVID-19 costs	5.9	(1.3)	4.6	0.08
COVID-19 employee retention credits	(12.7)	2.8	(9.9)	(0.20)
Acquisition-related contingent liability release	(4.7)	1.1	(3.6)	(0.07)
Environmental site charge	2.4	(0.5)	1.9	0.04
Debt extinguishment losses, net	6.0	(1.3)	4.7	0.10
Total impact of special items	(3.1)	0.8	(2.3)	(0.05)

Year ended June 30, 2022, as adjusted	$(66.2)	$14.8	$(51.4)	$(1.06)

* Impact per diluted share calculated using weighted average common shares outstanding of 48.5 million for the fiscal year ended June 30, 2022.

Management believes that the presentation of earnings (loss) per share adjusted to exclude the impact of special items is helpful in analyzing the operating performance of the Company, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, the Company's board of directors and others. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted earnings (loss) per share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, earnings (loss) per share calculated in accordance with U.S. GAAP.

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. Historically, this non-GAAP financial measure included cash used for dividends paid on outstanding common stock and participating securities. Management believes that excluding cash dividends paid from adjusted free cash flow will provide a more direct comparison to operating cash flow, a GAAP-defined financial measure. Fiscal years 2022 and 2021 have been updated to conform to the current presentation. The following provides a reconciliation of adjusted free cash flow, as used in this annual report, to its most directly comparable U.S. GAAP financial measures:

	Fiscal Year
($ in millions)	2023	2022	2021
Net cash provided from operating activities	$14.7	$6.0	$250.0
Purchases of property, plant, equipment and software	(82.3)	(91.3)	(100.5)
Proceeds from disposals of property, plant and equipment and assets held for sale	—	2.2	1.6
Proceeds from divestiture of business	—	—	20.0
Adjusted free cash flow	$(67.6)	$(83.1)	$171.1

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. We value other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2023 and 2022, $133.2 million and $122.9 million of inventory, respectively, was accounted for using a method other than the LIFO method. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $517.2 million and $427.2 million higher as of June 30, 2023 and 2022, respectively.

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

Pension and Other Postretirement Benefits

The amount of net pension expense (income), which is determined annually, or upon remeasurement, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan's investment policies, an analysis of the historical returns of the capital markets and current interest rates. Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan's Investment Policy Statement. The plan discount rate is determined by reference to the BondLink interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan's anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense (income) would change by $1.9 million. If the discount rate was changed by 0.25 percent, the net pension expense (income) would change by $0.1 million.

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

As of June 30, 2023, we have three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2023, was $195.5 million and represents approximately 81 percent of total goodwill as of June 30, 2023. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of June 30, 2023, of $31.9 million and $14.0 million, respectively. The fair value for all three reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

Goodwill associated with the SAO reporting unit is tested at the SAO segment level. As of June 1, 2023, the fair value of the SAO reporting unit exceeded the carrying value by approximately 60 percent. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO's fair value, a weighted average cost capital of 11.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2023, the SAO reporting unit would have a fair value that exceeded the carrying value by approximately 57 percent.

Goodwill associated with the PEP segment is tested at the Dynamet and Latrobe Distribution reporting unit level. As of June 1, 2023, the fair value of the Dynamet reporting unit exceeded the carrying value by approximately 106 percent. For purposes of the discounted cash flow analysis for Dynamet's fair value, a weighted average cost capital of 14.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2023, the Dynamet reporting unit would have a fair value that exceeded the carrying value by approximately 104 percent. As of June 1, 2023, the fair value of the Latrobe Distribution reporting unit exceeded the carrying value by approximately 11 percent. For purposes of the discounted cash flow analysis for Latrobe Distribution's fair value, a weighted average cost capital of 13.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2023, the Latrobe Distribution reporting unit would have a fair value that exceeded the carrying value by approximately 10 percent.

In preparing the financial statements for the quarter ended December 31, 2020, we identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit has experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the impacts of the COVID-19 pandemic. During the quarter ended December 31, 2020 we also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and market conditions at the time, the pace of growth in the future projections for the Additive reporting unit were lowered. We determined the goodwill associated with this reporting unit was impaired and recorded an impairment charge of $52.8 million during the quarter ended December 31, 2020, which represented the entire balance of goodwill for this reporting unit. No other asset impairment was identified at the impairment testing date. The carrying value of the Additive reporting unit was greater than the fair value by approximately 37.7 percent. For purposes of the discounted cash flow technique for Additive's fair value, we used a weighted average cost of capital of 15.5 percent and a terminal growth rate assumption of 3.0 percent. If a terminal growth rate of 4.0 percent was used the Additive reporting unit would have had a carrying value in excess of fair value of approximately 34.2 percent, still resulting in a full impairment.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years with a discount rate of approximately 5 percent as of June 30, 2023 and 3 percent as of June 30, 2022.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data."

Off Balance Sheet Arrangements

We had no off balance sheet arrangements during the periods presented.

Market Sensitive Instruments and Risk Management

See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for discussion of market sensitive instruments and associated market risk for Carpenter.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2023 and 2022 were $16.5 million and $18.3 million, respectively.

In December 1997, we were named as a party in a Landfill Settlement Agreement related to a third-party Superfund waste-disposal site. As a result of this Agreement, we were obligated to reimburse the settling work defendants for capital expenditure costs as they were incurred, which was prior to fiscal year 2022. During fiscal year 2022, we recorded a $2.4 million liability related to these costs. During fiscal year 2023, we paid the liability related to the prior capital expenditure costs and incurred minimal additional costs related to ongoing studies. We expect to incur additional claims as a result of this ongoing study that cannot be quantified at this time.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cyber attacks and information technology or data security breaches; (17) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (18) inability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; and (20) geopolitical, economic, and regulatory risks relating to our global business, including geopolitical and diplomatic tensions, instabilities and conflicts, such as the war in Ukraine, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 16 to the consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2023, we had approximately $2.5 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan's Investment Policy Statement.

The status of our financial instruments as of June 30, 2023, is provided in Note 16 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." Assuming on June 30, 2023, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, and (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter's internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment, management concluded that, as of June 30, 2023, Carpenter's internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter's internal control over financial reporting as of June 30, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries (the "Company") as of June 30, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended June 30, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Goodwill Impairment Assessment – Specialty Alloys Operations, Dynamet, and Latrobe Distribution Reporting Units

As described in Notes 1 and 8 to the consolidated financial statements, the Company's consolidated goodwill balance was $241.4 million as of June 30, 2023 and the goodwill associated with the Specialty Alloys Operations (SAO), Dynamet, and Latrobe Distribution reporting units was $195.5 million, $31.9 million, and $14.0 million, respectively. Goodwill is annually tested for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using a weighting of discounted cash flows and market multiples valuation techniques for each of the reporting units. The discounted cash flow technique requires the use of cash flow forecasts. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The market multiples valuation technique includes significant judgment in the determination of the market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the SAO, Dynamet, and Latrobe Distribution reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units using the discounted cash flows and market multiples valuation techniques; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the revenue growth rates, gross margin, and market multiples for the SAO, Dynamet, and Latrobe Distribution reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the Company's SAO, Dynamet, and Latrobe Distribution reporting units. These procedures also included, among others (i) testing management's process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flows and market multiples valuation techniques; (iii) testing the completeness, accuracy and relevance of underlying data used in developing the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates, gross margin, and market multiples for the SAO, Dynamet, and Latrobe Distribution reporting units. Evaluating management’s assumptions related to the revenue growth rates and gross margin involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units, as applicable; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the market multiples valuation technique and the reasonableness of the market multiples assumption.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

August 11, 2023

We have served as the Company's auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2023, 2022 and 2021

($ in millions, except per share data)	2023	2022	2021
Net sales	$2,550.3	$1,836.3	$1,475.6
Cost of sales	2,213.0	1,686.5	1,470.4
Cost of sales - inventory write-downs from restructuring	—	—	4.2
Gross profit	337.3	149.8	1.0

Selling, general and administrative expenses	204.2	174.7	180.2
Restructuring and asset impairment charges	—	—	16.6
Goodwill impairment	—	—	52.8
Operating income (loss)	133.1	(24.9)	(248.6)

Interest expense, net	54.1	44.9	32.7
Debt extinguishment losses, net	—	6.0	8.2
Other expense (income), net	6.5	(12.7)	8.4

Income (loss) before income taxes	72.5	(63.1)	(297.9)
Income tax expense (benefit)	16.1	(14.0)	(68.3)

Net income (loss)	$56.4	$(49.1)	$(229.6)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$1.15	$(1.01)	$(4.76)
Diluted	$1.14	$(1.01)	$(4.76)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	48.8	48.5	48.3
Diluted	49.2	48.5	48.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years ended June 30, 2023, 2022 and 2021

($ in millions)	2023	2022	2021
Net income (loss)	$56.4	$(49.1)	$(229.6)
Other comprehensive income (loss), net of tax	.6
Pension and postretirement benefits, net of tax of $(11.8), $(8.4) and $(55.3), respectively	37.4	26.2	175.2
Net (loss) gain on derivative instruments, net of tax of $3.9, $0.5 and $(5.7), respectively	(12.5)	(1.4)	18.0
Foreign currency translation	5.6	(6.0)	12.5
Other comprehensive income, net of tax	30.5	18.8	205.7
Comprehensive income (loss), net of tax	$86.9	$(30.3)	$(23.9)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2023, 2022 and 2021

($ in millions)	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$56.4	$(49.1)	$(229.6)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	131.0	131.4	123.6
LIFO decrement	—	—	52.2
Goodwill impairment charge	—	—	52.8
Noncash inventory write-downs from restructuring	—	—	4.2
Acquisition-related contingent liability release	—	(4.7)	—
Noncash restructuring and asset impairment charges	—	—	16.2
Debt extinguishment losses, net	—	6.0	8.2
Deferred income taxes	(0.4)	(3.1)	(33.6)
Net pension expense (income)	19.9	(7.3)	24.6
Share-based compensation expense	16.4	10.8	10.4
Net loss on disposal of property, plant, and equipment and assets held for sale	2.5	2.0	0.3
Changes in working capital and other:
Accounts receivable	(144.5)	(79.0)	(14.9)
Inventories	(140.3)	(71.9)	238.5
Other current assets	13.0	8.3	(33.9)
Accounts payable	29.2	95.7	22.4
Accrued liabilities	38.2	(24.5)	33.8
Pension plan contributions	—	(0.7)	(19.9)
Other postretirement plan contributions	(3.3)	(1.7)	(2.7)
Other, net	(3.4)	(6.2)	(2.6)
Net cash provided from operating activities	14.7	6.0	250.0
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(82.3)	(91.3)	(100.5)
Proceeds from disposals of property, plant and equipment and assets held for sale	—	2.2	1.6
Proceeds from divestiture of business	—	—	20.0
Net cash used for investing activities	(82.3)	(89.1)	(78.9)
FINANCING ACTIVITIES
Short-term credit agreement borrowings, net change	—	—	(170.0)
Credit agreement borrowings	183.7	—	—
Credit agreement repayments	(183.7)	—	—
Proceeds from issuance of long-term debt, net of offering costs	—	296.6	395.5
Payments on long-term debt	—	(300.0)	(250.0)
Payments for debt extinguishment costs, net	—	(6.0)	(8.2)
Payments for debt issue costs	(1.9)	(0.8)	(2.5)
Dividends paid	(39.4)	(39.2)	(39.1)
Proceeds from stock options exercised	5.0	—	0.5
Withholding tax payments on share-based compensation awards	(3.8)	(3.4)	(2.3)
Net cash used for financing activities	(40.1)	(52.8)	(76.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	2.7	(0.7)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109.7)	(133.2)	94.3
Cash and cash equivalents at beginning of year	154.2	287.4	193.1
Cash and cash equivalents at end of year	$44.5	$154.2	$287.4
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2023 and 2022

($ in millions, except share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$44.5	$154.2
Accounts receivable, net of allowance for doubtful accounts of $7.4 million and $5.4 million at June 30, 2023 and 2022, respectively	531.3	382.3
Inventories	639.7	496.1
Other current assets	66.4	86.8
Total current assets	1,281.9	1,119.4
Property, plant, equipment and software, net	1,383.8	1,420.8
Goodwill	241.4	241.4
Other intangibles, net	28.7	35.2
Deferred income taxes	6.6	5.7
Other assets	111.5	109.8
Total assets	$3,053.9	$2,932.3

LIABILITIES
Current liabilities:
Accounts payable	$278.1	$242.1
Accrued liabilities	181.3	133.5
Total current liabilities	459.4	375.6
Long-term debt	693.0	691.8
Accrued pension liabilities	190.1	196.6
Accrued postretirement benefits	45.8	77.4
Deferred income taxes	170.3	162.4
Other liabilities	99.2	98.0
Total liabilities	1,657.8	1,601.8

Contingencies and commitments (see Note 12)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,143,131 shares at June 30, 2023, and 56,025,510 shares at June 30, 2022; outstanding 48,635,740 shares at June 30, 2023, and 48,286,439 shares at June 30, 2022	280.7	280.1
Capital in excess of par value	328.4	320.3
Reinvested earnings	1,228.0	1,211.0
Common stock in treasury (7,507,391 shares and 7,739,071 shares at June 30, 2023 and 2022, respectively), at cost	(298.0)	(307.4)
Accumulated other comprehensive loss	(143.0)	(173.5)
Total stockholders' equity	1,396.1	1,330.5
Total liabilities and stockholders' equity	$3,053.9	$2,932.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2023, 2022 and 2021

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balances at June 30, 2020	$280.1	$321.4	$1,568.0	$(325.8)	$(398.0)	$1,445.7
Net loss			(229.6)			(229.6)
Pension and postretirement benefits gain, net of tax					175.2	175.2
Net gain on derivative instruments, net of tax					18.0	18.0
Foreign currency translation					12.5	12.5
Cash dividends:
Common @ $0.80 per share			(39.1)			(39.1)
Share-based compensation plans		0.8		8.4		9.2
Stock options exercised		0.4				0.4
Balances at June 30, 2021	280.1	322.6	1,299.3	(317.4)	(192.3)	1,392.3
Net loss			(49.1)			(49.1)
Pension and postretirement benefits gain, net of tax					26.2	26.2
Net loss on derivative instruments, net of tax					(1.4)	(1.4)
Foreign currency translation					(6.0)	(6.0)
Cash dividends:
Common @ $0.80 per share			(39.2)			(39.2)
Share-based compensation plans		(2.3)		10.0		7.7
Balances at June 30, 2022	280.1	320.3	1,211.0	(307.4)	(173.5)	1,330.5
Net income			56.4			56.4
Pension and postretirement benefits gain, net of tax					37.4	37.4
Net loss on derivative instruments, net of tax					(12.5)	(12.5)
Foreign currency translation					5.6	5.6
Cash dividends:
Common @ $0.80 per share			(39.4)			(39.4)
Share-based compensation plans		3.7		9.4		13.1
Stock options exercised	0.6	4.4				5.0
Balances at June 30, 2023	$280.7	$328.4	$1,228.0	$(298.0)	$(143.0)	$1,396.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2023, 2022 and 2021

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2020	56,012,748	(8,162,280)	47,850,468
Stock options exercised	11,871	—	11,871
Share-based compensation plans	—	178,337	178,337
Balances at June 30, 2021	56,024,619	(7,983,943)	48,040,676
Stock options exercised	891	—	891
Share-based compensation plans	—	244,872	244,872
Balances at June 30, 2022	56,025,510	(7,739,071)	48,286,439
Stock options exercised	117,621	—	117,621
Share-based compensation plans	—	231,680	231,680
Balances at June 30, 2023	56,143,131	(7,507,391)	48,635,740

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

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances of $22.8 million, $25.8 million and $14.4 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, is recognized when performance obligations are satisfied under the terms of a customer order or contract. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product, based on the applicable shipping terms, or when the service is performed. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Freight and Handling Fees and Costs

Freight and handling fees and costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of operations.

Research and Development

Research and development expenditures, which amounted to $24.4 million, $20.4 million and $19.7 million in fiscal years 2023, 2022 and 2021, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of operations. The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses. Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2023 and 2022, $133.2 million and $122.9 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Computer Software and Amortization

Computer software is included in property, plant, equipment and software, net on the consolidated balance sheets and is amortized for financial reporting purposes on a straight-line basis over the respective estimated useful lives ranging from 3 to 15 years.

Goodwill

Goodwill, net of accumulated impairment losses, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Effective fiscal year 2022 and prospectively, the Company will perform its required annual goodwill impairment test as of June 1 rather than on June 30 which was the Company's previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company's annual budgeting process. The Company does not believe this change resulted in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

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

Intangible assets

The costs of intangible assets, consisting principally of trademarks, trade names, non-compete arrangements, technology, patents and customer relationships are amortized on a straight-line basis over the estimated useful lives ranging from 11 to 30 years. The gross carrying amount and related accumulated amortization are removed from the accounts upon full amortization or impairment.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 5 percent as of June 30, 2023 and 3 percent as of June 30, 2022. The liabilities, net of present value discount, for this former operating site were $10.1 million and $11.2 million, as of June 30, 2023 and 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations the Company performs on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2023, 2022 and 2021, no single customer accounted for 10 percent or more of total net sales. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2023 and 2022.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.     Restructuring Charges and Asset Impairment Charges

There were no restructuring and asset impairment charges for fiscal years 2023 or 2022.

During fiscal year 2021, restructuring and asset impairment charges were $16.6 million. Restructuring actions were executed within the Company's Additive business in the PEP segment. This included $14.2 million of noncash pre-tax impairment charges related to $8.2 million of property, plant and equipment, $4.3 million associated with certain definite lived intangible assets, $1.3 million related to a lease right-of-use asset and $0.4 million of other noncash charges. The Company also recognized $0.4 million for facility shut-down costs and various personnel-related costs for severance payments, medical coverage and related items.

The Company also recorded $2.0 million of noncash pre-tax impairment charges as a result of the Amega West business exit, primarily related to accounts receivable determined to be uncollectible.

The reserve balances and activity for restructuring charges at June 30, 2023 and 2022 were as follows:

	June 30,
($ in millions)	2023	2022
Reserve balance beginning of year	$—	$1.4
Cash payments	—	(1.4)
Reserve balance end of year	$—	$—

3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 Reference Rate Reform (Topic 848). The guidance in ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments became effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06 for Topic 848 which extended the application of optional expedients and exceptions from ASU 2020-04 to June 30, 2023. The Company's Prior Credit Agreement, in place as of March 31, 2023, referenced LIBOR in certain borrowing situations. The Credit Facility was entered into on April 14, 2023 and replaced LIBOR with the Secured Oversight Financing Rate ("SOFR"). Through March 31, 2023, the Company had not experienced any unintended outcomes or consequences of reference rate reform that would have required the adoption of this guidance. The adoption of ASU 2022-06 did not materially impact the consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14 Reference Rate Reform (Subtopic 715-20). The amendments in ASU 2018-14 remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. Amendments that affect the Company's disclosure include the following: (i) elimination of presenting the amounts in accumulated other comprehensive income expected to be recognized (i.e., amortization of net actuarial losses and prior service costs) as non-service components of net periodic benefit cost over the next fiscal year and (ii) for postretirement health care benefits, elimination of the effects of a one-percentage point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit cost and (b) benefit obligation. These amendments are effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The adoption of ASU 2018-14 did not materially impact the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326). This guidance added a new impairment model, known as the current expected credit loss model ("CECL"), which is based on expected losses rather than incurred losses that were recognized under the Allowance for Loan and Lease Losses accounting standard. Under this model, an entity is required to recognize an allowance equivalent to its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts and other loan commitments. This model does not have a minimum threshold for recognition of impairment losses and requires the measurement of expected credit losses on assets that have a low risk of loss. This guidance will be considered in future assessments of credit losses. The adoption of ASU 2016-13 did not materially impact the consolidated financial statements.

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $14.0 million and $14.4 million at June 30, 2023 and 2022, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the fiscal years ended June 30, 2023, 2022 and 2021 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations and Performance Engineered Products. Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical location of the customer. Comparative information of the Company's overall revenues by end-use markets and geography for fiscal years ended June 30, 2023, 2022 and 2021 were as follows:

End-Use Market Data	Year Ended June 30, 2023
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,214.6	$108.0	$(31.9)	$1,290.7
Medical	213.8	123.4	(35.6)	301.6
Transportation	178.5	7.5	(1.0)	185.0
Energy	151.6	11.6	0.1	163.3
Industrial and Consumer	455.1	60.6	(28.5)	487.2
Distribution	—	122.6	(0.1)	122.5
Total net sales	$2,213.6	$433.7	$(97.0)	$2,550.3

End-Use Market Data	Year Ended June 30, 2022
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$739.3	$76.7	$(25.8)	$790.2
Medical	155.1	79.9	(22.7)	212.3
Transportation	173.4	5.2	(0.3)	178.3
Energy	104.8	8.1	0.1	113.0
Industrial and Consumer	393.0	49.1	(24.9)	417.2
Distribution	—	125.5	(0.2)	125.3
Total net sales	$1,565.6	$344.5	$(73.8)	$1,836.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

End-Use Market Data	Year Ended June 30, 2021
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$673.8	$48.5	$(11.4)	$710.9
Medical	99.4	65.0	(20.9)	143.5
Transportation	139.9	4.9	(0.3)	144.5
Energy	80.0	9.1	(1.3)	87.8
Industrial and Consumer	269.1	35.5	(12.5)	292.1
Distribution	—	96.8	—	96.8
Total net sales	$1,262.2	$259.8	$(46.4)	$1,475.6

Geographic Data	Year Ended June 30, 2023
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,350.7	$242.3	$(36.8)	$1,556.2
Europe	373.6	81.4	(17.7)	437.3
Asia Pacific	317.4	44.5	(42.4)	319.5
Mexico	83.7	40.3	—	124.0
Canada	44.1	16.0	—	60.1
Other	44.1	9.2	(0.1)	53.2
Total net sales	$2,213.6	$433.7	$(97.0)	$2,550.3

Geographic Data	Year Ended June 30, 2022
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,018.6	$191.1	$(29.8)	$1,179.9
Europe	208.5	58.0	(13.0)	253.5
Asia Pacific	231.8	33.1	(31.0)	233.9
Mexico	44.2	45.2	—	89.4
Canada	29.6	11.9	—	41.5
Other	32.9	5.2	—	38.1
Total net sales	$1,565.6	$344.5	$(73.8)	$1,836.3

Geographic Data	Year Ended June 30, 2021
($ in millions)	SAO	PEP	Intersegment	Total
United States	$802.2	$137.4	$(13.0)	$926.6
Europe	204.1	46.1	(7.5)	242.7
Asia Pacific	191.6	28.6	(25.8)	194.4
Mexico	17.7	31.0	0.1	48.8
Canada	21.5	11.5	(0.1)	32.9
Other	25.1	5.2	(0.1)	30.2
Total net sales	$1,262.2	$259.8	$(46.4)	$1,475.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.                                     Earnings (Loss) per Common Share

The Company calculates basic and diluted earnings (loss) per share using the two class method. Under the two class method, earnings (loss) are allocated to common stock and participating securities (nonvested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings (loss) available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings (loss) per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the years ended June 30, 2022 and 2021, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted earnings (loss) per common share for the years ended June 30, 2023, 2022 and 2021 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2023	2022	2021
Net income (loss)	$56.4	$(49.1)	$(229.6)
Dividends allocated to participating securities	(0.4)	(0.1)	(0.4)

Earnings (loss) available for common shareholders used in calculation of basic earnings (loss) per share	$56.0	$(49.2)	$(230.0)

Weighted average number of common shares outstanding, basic	48.8	48.5	48.3

Basic earnings (loss) per common share	$1.15	$(1.01)	$(4.76)

Net income (loss)	$56.4	$(49.1)	$(229.6)
Dividends allocated to participating securities	(0.4)	(0.1)	(0.4)

Earnings (loss) available for common shareholders used in calculation of diluted earnings (loss) per share	$56.0	$(49.2)	$(230.0)

Weighted average number of common shares outstanding, basic	48.8	48.5	48.3
Effect of shares issuable under share-based compensation plans	0.4	—	—

Weighted average number of common shares outstanding, diluted	49.2	48.5	48.3

Diluted earnings (loss) per common share	$1.14	$(1.01)	$(4.76)

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2023	2022	2021
Stock options	0.7	1.9	2.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.                                      Inventories

Inventories consisted of the following components at June 30, 2023 and 2022:

	June 30,
($ in millions)	2023	2022
Raw materials and supplies	$157.7	$127.8
Work in process	370.1	261.2
Finished and purchased products	111.9	107.1
Total inventory	$639.7	$496.1

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $517.2 million and $427.2 million higher as of June 30, 2023 and 2022, respectively. Current cost of LIFO-valued inventories was $1,023.7 million at June 30, 2023, and $800.4 million at June 30, 2022. There was no impact to cost of sales, net income (loss) or earnings (loss) per share from changes in LIFO-valued inventories during fiscal years 2023 or 2022. In addition, there were no inventory impairments recorded in fiscal years 2023 and 2022.

7.                                      Property, Plant, Equipment and Software, net

Property, plant, equipment and software, net consisted of the following components at June 30, 2023 and 2022:

	June 30,
($ in millions)	2023	2022
Land	$40.0	$38.3
Buildings and building equipment	555.5	546.5
Machinery and equipment	2,391.1	2,348.4
Capitalized software	220.5	219.8
Construction in progress	92.7	66.5
Total at cost	3,299.8	3,219.5
Less: accumulated depreciation and amortization	1,916.0	1,798.7
Total property, plant, equipment and software, net	$1,383.8	$1,420.8

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30
Capitalized software	3 – 15

As a result of targeted cost reduction activities, as further described in Note 2, the Company executed restructuring activities within the Additive reporting unit in fiscal year 2021. As a result, the Company recorded impairment charges related to property, plant and equipment of $8.2 million during fiscal year 2021.

Depreciation for the years ended June 30, 2023, 2022 and 2021 was $107.9 million, $107.6 million and $104.7 million, respectively. Amortization related to capitalized software amounted to $16.3 million, $16.9 million and $12.0 million for the years ended June 30, 2023, 2022 and 2021, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.                                      Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Effective fiscal year 2022 and prospectively, the Company will perform its required annual goodwill impairment test as of June 1 rather than on June 30 which was the Company's previous practice. The Company believes this change is preferable as it more closely aligns with the timing of the Company's annual budgeting process. The Company does not believe this change resulted in any delay, acceleration or avoidance of impairment. Furthermore, a retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions which would be used in earlier periods.

As of June 30, 2023, the Company has three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2023, was $195.5 million and represents approximately 81 percent of total goodwill. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of June 30, 2023, of $31.9 million and $14.0 million, respectively. The fair value for all three reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

The Company conducts goodwill impairment testing at least annually as of June 1, or more often if events, changes or circumstances indicate that the carrying amount may not be recoverable. In preparing the financial statements for the quarter ended December 31, 2020, the Company identified an impairment triggering event related to the Additive reporting unit within the PEP segment. This reporting unit experienced slower than expected growth due to customers shifting their near-term focus away from this emerging area as a result of the impacts of the COVID-19 pandemic. During the quarter ended December 31, 2020, the Company also made strategic decisions to reduce resources allocated to the Additive reporting unit to concentrate on the essential manufacturing business. In light of these decisions and market conditions at the time, the pace of growth in the future projections for the Company's Additive reporting unit were lowered.

The fair value for the Additive reporting unit was estimated using a discounted cash flow technique. The Company determined the goodwill associated with the Additive reporting unit was impaired and recorded an impairment charge of $52.8 million during the quarter ended December 31, 2020, which represented the entire balance of goodwill.

Goodwill associated with the SAO reporting unit is tested at the SAO segment level. As of June 1, 2023, the fair value of the SAO reporting unit exceeded the carrying value by approximately 60 percent. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO's fair value, the Company used a weighted average cost capital of 11.0 percent and a terminal growth rate assumption of 2.5 percent. If the long-term growth rate of this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2023, the SAO reporting unit would have a fair value that exceeded the carrying value by approximately 57 percent.

Goodwill associated with the PEP segment is tested at the Dynamet and Latrobe Distribution reporting unit level. As of June 1, 2023, the fair value of the Dynamet reporting unit exceeded the carrying value by approximately 106 percent. For purposes of the discounted cash flow analysis for Dynamet's fair value, a weighted average cost capital of 14.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2023, the Dynamet reporting unit would have a fair value that exceeded the carrying value by approximately 104 percent. As of June 1, 2023, the fair value of the Latrobe Distribution reporting unit exceeded the carrying value by approximately 11 percent. For purposes of the discounted cash flow analysis for Latrobe Distribution's fair value, a weighted average cost capital of 13.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2023, the Latrobe Distribution reporting unit would have a fair value that exceeded the carrying value by approximately 10 percent.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of the reporting units.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated goodwill impairment losses of $134.6 million are related solely to the PEP segment. The changes in the carrying amount of goodwill by reportable segment for fiscal years 2023 and 2022 were as follows:

	June 30,
($ in millions)	2021	2022	2023
Goodwill	$376.0	$376.0	$376.0
Accumulated impairment losses	(134.6)	(134.6)	(134.6)
Total goodwill	$241.4	$241.4	$241.4

Specialty Alloys Operations	$195.5	$195.5	$195.5
Performance Engineered Products	45.9	45.9	45.9
Total goodwill	$241.4	$241.4	$241.4

Other Intangible Assets, Net

		June 30, 2023			June 30, 2022
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	30	$29.9	$(26.3)	$3.6	$29.9	$(25.3)	$4.6
Customer relationships	15	70.8	(53.5)	17.3	70.8	(48.8)	22.0
Technology	11	3.6	(3.5)	0.1	3.6	(3.1)	0.5
Patents	15	11.4	(3.7)	7.7	11.4	(3.3)	8.1
Total other intangibles		$115.7	$(87.0)	$28.7	$115.7	$(80.5)	$35.2

The Company recorded $6.8 million of amortization expense related to intangible assets during fiscal year 2023, $6.9 million during fiscal year 2022 and $6.9 million during fiscal year 2021. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $6.6 million in fiscal year 2024, $6.5 million in fiscal years 2025 and 2026, $4.6 million in fiscal year 2027 and $0.8 million in fiscal year 2028.

During the year ended June 30, 2021, the Company impaired $4.3 million of net carrying amount related to technology and customer relationships within the Additive reporting unit. The impairment was the result of a restructuring plan to consolidate certain operations within the Additive business in the PEP segment. There was no remaining carrying value for these assets as of June 30, 2021.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.                                      Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2023 and 2022:

	June 30,
($ in millions)	2023	2022
Accrued compensation and benefits	$92.4	$53.2
Accrued interest expense	18.5	18.4
Accrued postretirement benefits	16.1	14.1
Contract liabilities	14.0	14.4
Current portion of lease liabilities	9.1	9.9
Derivative financial instruments	6.4	0.3
Accrued taxes	4.9	6.3
Accrued pension liabilities	3.3	3.4
Accrued income taxes	2.5	0.4
Other	14.1	13.1
Total accrued liabilities	$181.3	$133.5

10.    Debt

On April 14, 2023, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders, agents and arrangers party thereto (the "Credit Facility"). The Credit Facility amended and restated the Company's existing Amended and Restated Credit Agreement dated as of March 26, 2021 (the "Prior Credit Agreement") which had been set to expire on March 31, 2024. The Second Amendment extends the maturity to April 12, 2028.

The Credit Facility is a secured revolving credit facility with a commitment of $350.0 million subject to the right, from time to time, to request an increase of the commitment by the greater of (i) $300.0 million or (ii) an amount equal to the consolidated EBITDA; and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Company has the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers. As of June 30, 2023, the Company had $1.7 million of issued letters of credit under the Credit Facility and no short-term borrowings, with the balance of $348.3 million available to the Company.

Interest on the borrowings under the Credit Facility accrue at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.75% to 2.50% (2.50% as of June 30, 2023), and for Base Rate-determined loans, from 0.75% to 1.50% (1.50% as of June 30, 2023). The Company also pays a quarterly commitment fee ranging from 0.250% to 0.375% (0.375% as of June 30, 2023), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.75% to 2.50% (2.50% as of June 30, 2023), with respect to letters of credit issued under the Credit Facility. As of June 30, 2023, the borrowing rate for the Credit Facility was 7.64%.

The Company is subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00 with a first test date at June 30, 2023, for each. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or thresholds triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of June 30, 2023, the Company was in compliance with all of the covenants of the Credit Facility.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 14, 2022, the Company entered into an amendment (the "Amendment") to the Prior Credit Agreement. The Amendment revised the interest coverage ratio covenant under the Prior Credit Facility Agreement so the first test date was June 30, 2022, and required a minimum interest coverage ratio of 2.00 to 1.00 at June 30, 2022, (calculated for the two fiscal quarters then ended), 3.00 to 1.00 at September 30, 2022, (calculated for the three fiscal quarters then ended) and 3.50 to 1.00 at December 31, 2022, and March 31, 2023 (calculated for the four fiscal quarters then ended). The Amendment revised the restricted period under the Prior Credit Facility Agreement to expire on September 30, 2022, during which the Company was prohibited from incurring any secured debt other than purchase money financing for new equipment and was subject to additional restrictions on its ability to make dividends or distributions of to make certain investments.

On March 26, 2021, the Company entered into the Prior Credit Facility Agreement which contained a $300.0 million secured revolving credit facility. The Prior Credit Facility Agreement amended and restated the Company's previous revolving credit facility, dated March 31, 2017, which had been set to expire in March 2022. The Prior Credit Facility Agreement extended the maturity to March 31, 2024, subject to a springing maturity of November 30, 2022. If, by November 30, 2022, the Company's outstanding $300.0 million 4.45% Senior Notes due in March 2023 were not redeemed, repurchased or refinanced with indebtedness having a maturity date of October 1, 2024 or later, all indebtedness under the Prior Credit Facility Agreement would have been due. The springing maturity clause has been satisfied with the issuance of the 2030 Notes and subsequent payment in full of the 2023 Notes.

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

Long-term debt outstanding at June 30, 2023 and 2022 consisted of the following:

	June 30,
($ in millions)	2023	2022
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at June 30, 2023 and 2022)	$396.5	$395.9
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at June 30, 2023 and 2022)	296.5	295.9
Total	693.0	691.8
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$693.0	$691.8

Aggregate maturities of long-term debt for the five fiscal years subsequent to June 30, 2023, are $0.0 million.

For the years ended June 30, 2023, 2022 and 2021, interest costs totaled $55.6 million, $45.7 million and $40.8 million, respectively, of which $1.5 million, $0.8 million and $8.1 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. The higher interest expense is largely due to higher interest rates on debt that was refinanced and short-term borrowings under the Company's Credit Facility. Debt extinguishment losses, net for the fiscal year ended June 30, 2023 were $0.0 million as compared with $6.0 million for the fiscal year ended June 30, 2022. Debt extinguishment losses, net for the fiscal year ended June 30, 2021 were $8.2 million which included $10.5 million of debt prepayment costs on the Notes due July 2021 offset by gains of $2.3 million on related interest rate swaps that were terminated in connection with the prepayment.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.
The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association ("VEBA") Trust. During fiscal years 2023 and 2022, the Company funded benefit payments using assets in the VEBA Trust.
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2023	2022	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$959.4	$1,225.5	$206.2	$249.3
Service cost	8.1	8.6	1.8	2.4
Interest cost	46.2	36.6	10.0	7.4
Benefits paid	(77.5)	(62.8)	(13.5)	(11.6)
Actuarial gain	(65.3)	(221.2)	(22.2)	(41.3)
Plan settlements	(23.3)	(27.3)	—	—
Other	0.6	—	—	—
Projected benefit obligation at end of year	848.2	959.4	182.3	206.2
Change in plan assets:
Fair value of plan assets at beginning of year	759.4	999.4	114.7	136.3
Actual return	(7.4)	(153.7)	15.9	(11.7)
Benefits paid	(77.5)	(62.8)	(13.5)	(11.5)
Contributions	3.6	3.8	3.3	1.6
Plan settlements	(23.3)	(27.3)	—	—
Fair value of plan assets at end of year	654.8	759.4	120.4	114.7
Funded status of the plans	$(193.4)	$(200.0)	$(61.9)	$(91.5)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities - current	(3.3)	(3.4)	(16.1)	(14.1)
Accrued pension liabilities - noncurrent	(190.1)	(196.6)	—	—
Accrued postretirement benefits - noncurrent	—	—	(45.8)	(77.4)
Funded status of the plans	$(193.4)	$(200.0)	$(61.9)	$(91.5)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans		Other Postretirement Plans
($ in millions)	2023	2022	2023	2022
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$260.3	$282.0	$(39.7)	$(10.3)
Prior service cost (credit)	5.8	7.9	(2.4)	(6.2)
Total	$266.1	$289.9	$(42.1)	$(16.5)
Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of:
Net actuarial gain	$(12.5)	$(7.5)	$(31.2)	$(21.3)
Amortization of net (loss) gain	(9.5)	(8.4)	1.8	0.8
Amortization of prior service (cost) benefit	(2.1)	(2.1)	3.9	3.9
Total, before tax effect	$(24.1)	$(18.0)	$(25.5)	$(16.6)
Additional information:
Accumulated benefit obligation for all pension plans	$843.8	$956.4	N/A	N/A

For the year ended June 30, 2023, actuarial gains in pension plans were significantly impacted by a change in discount rate of $70.9 million partially offset by a change in plan experience of $9.2 million. Actuarial gains in other postretirement plans were significantly impacted by a change in discount rate of $13.8 million. For the year ended June 30, 2022, actuarial gains in pension plans were significantly impacted by a change in discount rate of $225.2 million and actuarial gains in other postretirement plans were significantly impacted by a change in discount rate of $41.9 million.

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2023 and 2022:

	Pension Plans		Other Postretirement Plans
($ in millions)	2023	2022	2023	2022
Projected benefit obligation	$848.2	$959.4	$182.3	$206.1
Fair value of plan assets	$654.8	$759.4	$120.4	$114.7

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2023 and 2022:

	Pension Plans		Other Postretirement Plans
($ in millions)	2023	2022	2023	2022
Accumulated benefit obligation	$843.8	$956.4	$182.3	$206.1
Fair value of plan assets	$654.8	$759.4	$120.4	$114.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the years ended June 30, 2023, 2022 and 2021 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2023	2022	2021	2023	2022	2021
Service cost	$8.1	$8.6	$9.6	$1.8	$2.4	$2.7
Interest cost	46.2	36.6	39.4	10.0	7.4	7.7
Expected return on plan assets	(45.3)	(59.9)	(56.5)	(6.8)	(8.2)	(6.8)
Amortization of net loss (gain)	9.5	8.4	15.3	(1.8)	(0.8)	3.6
Amortization of prior service cost (benefit)	2.1	2.1	2.1	(3.9)	(3.9)	(3.9)
Settlement charge	—	—	11.4	—	—	—
Net pension expense (income)	$20.6	$(4.2)	$21.3	$(0.7)	$(3.1)	$3.3

The service cost component of the Company's net pension expense (income), which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense (income), which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs and benefits, is presented within other expense (income), net. See Note 18 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

During fiscal year ended June 30, 2021, the Company evaluated the need for settlement accounting under ASC 715-30-35-82 based on the higher than normal lump-sum payments made during fiscal year 2021 in the Company's largest defined benefit plan. The Company determined that the lump-sum payments exceeded the threshold of service cost and interest cost components and settlement accounting was required. The Company recorded settlement charges of $11.4 million in the year ended June 30, 2021, within other expense (income), net.

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2023	2022	2023	2022
Discount rate	5.85%	5.00%	5.87%	5.02%
Rate of compensation increase	3.28%	3.29%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year	Pension Plans			Other Postretirement Plans
	2023	2022	2021	2023	2022	2021
Discount rate	5.01%	3.06%	3.12%	5.02%	3.04%	2.99%
Expected long-term rate of return on plan assets	6.25%	6.22%	6.21%	6.25%	6.25%	6.25%
Long-term rate of compensation increase	3.28%	3.29%	3.29%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2023	2022
Assumed health care cost trend rate	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2027

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Amounts in other accumulated comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the fiscal year ended June 30, 2024, are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (benefit)	$2.1	$(3.8)	$(1.7)
Amortization of net actuarial loss (gain)	8.6	(2.5)	6.1
Amortization of accumulated other comprehensive loss (gain)	$10.7	$(6.3)	$4.4

The Company's U.S. pension plans' weighted-average asset allocations at June 30, 2023 and 2022, by asset category are as follows:

	2023	2022
Equity securities	43.8%	35.7%
Fixed income securities	36.5	40.5
Real assets securities	19.7	23.8
Total	100.0%	100.0%

The Company's policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company's Retirement Committee.

Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan's Investment Policy Statement. The assets related to the Company's other postretirement benefit plans were invested in approximately 85 percent U.S. equities and 15 percent short-term investments as of June 30, 2023. Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan's asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

The fair values of the Company's pension plan assets as of June 30, 2023 and 2022, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2023
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$6.7	$—	$—	$6.7
Commingled trust funds	—	—	646.8	646.8
Mortgage/asset backed securities and other	—	1.3	—	1.3
	$6.7	$1.3	$646.8	$654.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2022
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$25.5	$—	$—	$25.5
Commingled funds	—	—	732.8	732.8
Mortgage/asset backed securities and other	—	1.1	—	1.1
	$25.5	$1.1	$732.8	$759.4

The fair values of the Company's other postretirement benefit plans as of June 30, 2023 and 2022, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2023
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled trust fund	$—	$—	$110.1	$110.1
Short-term investments	10.3	—	—	10.3
	$10.3	$—	$110.1	$120.4

	June 30, 2022
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled fund	$—	$—	$97.7	$97.7
Short-term investments	17.0	—	—	17.0
	$17.0	$—	$97.7	$114.7

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

Cash Flows — Employer Contributions

The Company made contributions to the qualified defined benefit pension plans of $0.0 million, $0.7 million and $19.9 million during fiscal years 2023, 2022 and 2021, respectively. The Company currently expects to make $11.5 million of required cash pension contributions to the domestic qualified defined benefit pension plans during fiscal year 2024. During the fiscal years ended June 30, 2023, 2022 and 2021, the Company made contributions of $3.6 million, $3.1 million and $3.8 million, respectively to other non-qualified pension plans.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by fiscal year. Pension benefits are currently paid from plan assets and other benefits are currently paid from both corporate assets and the VEBA trust.

($ in millions)	Pension Benefits	Other Benefits
2024	$76.1	$16.1
2025	$73.5	$16.0
2026	$72.5	$15.9
2027	$71.3	$15.6
2028	$69.8	$15.4
2029-2033	$323.7	$72.2

Other Benefit Plans

The Company also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions to the plans were $23.3 million in fiscal year 2023, $21.0 million in fiscal year 2022 and $19.2 million in fiscal year 2021.

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

During fiscal year 2023 the Company decreased the liability for environmental remediation costs by $1.8 million. During fiscal year 2022, the Company increased the liability for environmental remediation costs by $2.3 million. In December 1997, the Company was named as a party in a Landfill Settlement Agreement related to a third party Superfund waste-disposal site. As a result of this Agreement, the Company was obligated to reimburse the settling work defendants for capital expenditure costs as they were incurred, which was prior to fiscal year 2022. The Company recorded a $2.4 million charge in fiscal year 2022. During fiscal year 2023, the Company paid the liability related to the prior capital expenditure costs and incurred minimal additional costs related to ongoing studies. The Company expects to incur additional claims as a result of this ongoing study that cannot be quantified at this time. During fiscal year 2021 the Company had no change to the liability for environmental remediation costs.

The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2023 and 2022 were $16.5 million and $18.3 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. Raw material prices as of June 30, 2023, were used for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to $178.5 million as of June 30, 2023. Of this amount $171.1 million relates to fiscal year 2024, $4.7 million to fiscal year 2025, $2.1 million to fiscal year 2026, $0.4 million to fiscal year 2027 and $0.2 million to fiscal year 2028.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.                               Leases

The Company records ROU assets and operating lease liabilities on the consolidated balance sheets for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. On the lease commencement date, the Company measures and records a ROU asset and lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the Company's incremental borrowing rate). Operating leases are included in other assets, accrued liabilities (current) and other liabilities (long-term) on the consolidated balance sheets.

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

Total lease cost was $14.0 million, $13.5 million and $14.8 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. The following table sets forth the components of the Company's lease cost for the fiscal years ended June 30, 2023 and 2022:

	Years Ended June 30,
($ in millions)	2023	2022
Operating lease cost	$11.3	$10.9
Short-term lease cost	3.8	3.5
Variable lease cost	0.1	0.1
Sublease income	(1.2)	(1.0)
Total lease cost	$14.0	$13.5

Operating cash flow payments from operating leases	$12.3	$11.4
Noncash ROU assets obtained in exchange for lease obligations	$9.9	$16.5

The leases have a remaining term of one to fourteen years. The following table sets forth the Company's weighted-average remaining lease term and weighted-average discount rate at June 30, 2023 and June 30, 2022.

Weighted-average remaining lease term - operating leases	8.0 years	8.5 years
Weighted-average discount rate - operating leases	4.1%	3.7%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company's ROU assets and lease liabilities at June 30, 2023 and June 30, 2022:

	June 30,
($ in millions)	2023	2022
Operating lease assets:
Other assets	$43.9	$42.9
Operating lease liabilities:
Accrued liabilities	$9.1	$9.9
Other liabilities	43.6	42.7
Total operating lease liabilities	$52.7	$52.6

Minimum lease payments by fiscal year for operating leases expiring subsequent to June 30, 2023, are as follows:

($ in millions)	Lease Payments
2024	$10.8
2025	8.7
2026	7.1
2027	6.8
2028	6.3
Thereafter	22.6
Total future minimum lease payments	62.3
Less: imputed interest	9.6
Total	$52.7

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2023	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	$3.7	$3.7
Liabilities:
Derivative financial instruments	$6.8	$6.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022	Fair Value Measurements Using Input Type
($ in millions)	Level 2	Total
Assets:
Derivative financial instruments	$16.6	$16.6
Liabilities:
Derivative financial instruments	$0.4	$0.4

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2023		June 30, 2022
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$693.0	$698.1	$691.8	$641.5
Company-owned life insurance	$26.2	$26.2	$22.9	$22.9

The fair values of long-term debt as of June 30, 2023, and June 30, 2022, were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $16.4 million, $10.8 million and $10.4 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant. The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2023, 3,691,919 shares were available for awards which may be granted under this plan.

Director's Plan

The Director's Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2023, 204,798 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company's common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2023, 2022 and 2021 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2023	2022	2021
Expected volatility	54.0%	51.6%	50.2%
Dividend yield	2.2%	2.4%	0.3%
Risk-free interest rate	4.0%	1.1%	4.4%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2020	2,149,541	$44.50
Granted	67,142	$18.26
Exercised	(11,871)	$38.68
Forfeited	(59,330)	$44.91
Expired	(69,729)	$50.64
Outstanding at June 30, 2021	2,075,753	$43.47
Granted	36,444	$34.43
Exercised	(891)	$39.70
Forfeited	(69,656)	$40.52
Expired	(79,061)	$54.49
Outstanding at June 30, 2022	1,962,589	$42.96
Granted	27,956	$36.24
Exercised	(117,621)	$42.39
Withheld	(1,136)	$44.90
Forfeited	(2,097)	$42.16
Expired	(61,517)	$49.67
Outstanding at June 30, 2023	1,808,174	$42.67	3.3 years	$24.6

Exercisable at June 30, 2023	1,780,218	$42.78	3.2 years	$24.1

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2023	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2023	Weighted Average Exercise Price
$18.26 - $20.00	67,142	7.3	$18.26	67,142	$18.26
$20.01 - $30.00	—	0.0	$—	—	$—
$30.01 - $40.00	799,059	3.4	$38.36	775,668	$38.48
$40.01 - $50.00	437,893	3.9	$42.40	433,328	$42.36
$50.01 - $59.32	504,080	2.0	$53.00	504,080	$53.00
	1,808,174		$42.67	1,780,218	$42.78

The weighted average grant date fair value of options awarded during fiscal years 2023, 2022 and 2021 was $15.55, $12.39 and $5.39, respectively. Share-based compensation charged against income related to stock options for the fiscal years ended June 30, 2023, 2022 and 2021 was $0.5 million, $0.6 million and $1.1 million, respectively. As of June 30, 2023, $0.2 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 0.6 years. Of the options outstanding at June 30, 2023, 1,501,154 relate to the Omnibus Plan and 307,020 relate to the Directors' Plan.

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

Amounts charged to compensation expense for restricted stock unit awards were $8.6 million, $8.0 million and $6.6 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. As of June 30, 2023, $7.4 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.5 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Award Balance at June 30, 2020	324,418	$45.99
Time-based granted	413,288	$23.85
Vested	(180,565)	$45.34
Forfeited	(60,816)	$32.89
Restricted Award Balance at June 30, 2021	496,325	$29.44
Time-based granted	281,533	$35.76
Vested	(216,656)	$32.71
Forfeited	(45,538)	$32.35
Restricted Award Balance at June 30, 2022	515,664	$31.27
Time-based granted	285,268	$39.01
Vested	(246,306)	$31.37
Forfeited	(31,880)	$35.23
Restricted Award Balance at June 30, 2023	522,746	$35.18

The Company granted performance-based awards in fiscal years 2023, 2022 and 2021 within the Omnibus Plan. The awards are granted at a target number of shares. These awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. The fiscal year 2020 awards were amended for a maximum attainment of 100 percent. Participants do not have any rights to dividends (or equivalents) during the performance period. These shares typically vest on the date of the attainment of the specified performance goals. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. In fiscal years 2023, 2022 and 2021 expense of $6.1 million, $1.1 million and $1.6 million was recognized for these awards, respectively. Compensation cost in fiscal year 2023 reflects higher performance attainment compared to fiscal years 2022 and 2021.

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

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2020	323,159	$36.25
Granted	62,144	$18.55
Distributed	(40,901)	$38.63
Dividend equivalents	8,963	$—
Outstanding at June 30, 2021	353,365	$35.54
Granted	37,234	$33.62
Distributed	(81,136)	$33.28
Dividend equivalents	7,770	$—
Outstanding at June 30, 2022	317,233	$31.89
Granted	38,433	$34.93
Distributed	(54,057)	$35.85
Dividend equivalents	5,962	$—
Outstanding at June 30, 2023	307,571	$30.75

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year. This amounted to $1.2 million, $1.1 million and $1.1 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively. As of June 30, 2023, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2023, the Company had forward contracts to purchase 3.7 million pounds of certain raw materials with settlement dates through May 2025.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur. For the years ended June 30, 2023, 2022 and 2021, net gains of $0.0 million, $0.4 million, $0.4 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which were being amortized over the remaining term of the underlying debt which was paid off during the fiscal year ended June 30, 2022.

Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income and expense. As of June 30, 2023, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

Fair Value Hedging — Interest rate swaps: The Company, from time to time uses interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. The Company has designated fixed to floating interest rate swaps as fair value hedges. Accordingly, the changes in the fair value of these instruments are immediately recorded in earnings. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in interest expense in the consolidated statements of operations. As of the quarter ended September 30, 2020, all interest rate swaps were terminated in connection with the prepayment of Notes due July 2021. As of June 30, 2023 and 2022, the total notional amount of floating interest rate contracts was $0.0 million and $0.0 million, respectively. For the fiscal years ended June 30, 2023, 2022 and 2021, net gains of $0.0 million, $0.0 million and $0.4 million were recorded as a reduction to interest expense, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2023 and 2022:

June 30, 2023 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Other current assets	$2.1	$1.6	$3.7
Other assets	—	—	—
Total asset derivatives	$2.1	$1.6	$3.7
Liability Derivatives:
Accrued liabilities	$—	$6.4	$6.4
Other liabilities	—	0.4	0.4
Total liability derivatives	$—	$6.8	$6.8

June 30, 2022 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Other current assets	$—	$11.5	$11.5
Other assets	2.6	2.5	5.1
Total asset derivatives	$2.6	$14.0	$16.6
Liability Derivatives:
Accrued liabilities	$0.2	$0.1	$0.3
Other liabilities	—	0.1	0.1
Total liability derivatives	$0.2	$0.2	$0.4

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $4.5 million and total liability derivatives would have been $7.6 million as of June 30, 2023.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2023, the Company had no cash collateral held by counterparties.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the fiscal years ended June 30, 2023, 2022 and 2021:

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of (Loss) Gain Recognized in AOCI on Derivatives Years Ended June 30,
($ in millions)	2023	2022	2021
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(8.8)	$26.8	$30.7
Total	$(8.8)	$26.8	$30.7

		Amount of Gain Reclassified from AOCI into Income Years Ended June 30,
($ in millions)	Location of Gain Reclassified from AOCI into Income	2023	2022	2021
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$7.7	$28.3	$6.6
Forward interest rate swaps	Interest expense	—	0.4	0.4
Total		$7.7	$28.7	$7.0

The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded during the fiscal years ended June 30, 2023 and 2022:

	Year Ended June 30, 2023			Year Ended June 30, 2022
($ in millions)	Net Sales	Cost of Sales	Interest Expense	Net Sales	Cost of Sales	Interest Expense
Total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded	$2,550.3	$2,213.0	$54.1	$1,836.3	$1,686.5	$44.9

Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	—	7.7	—	—	28.3	—
Interest rate swap agreements
Amount of gain reclassified from AOCI to income	—	—	—	—	—	0.4
Total gain	$—	$7.7	$—	$—	$28.3	$0.4

The Company estimates that $3.8 million of net derivative losses included in AOCI as of June 30, 2023, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2023.

The changes in AOCI associated with derivative hedging activities during the fiscal years ended June 30, 2023, 2022 and 2021 were as follows:

	Years Ended June 30,
($ in millions)	2023	2022	2021
Balance, beginning	$5.5	$6.9	$(11.1)
Current period changes in fair value, net of tax	(6.7)	20.4	23.3
Reclassification to earnings, net of tax	(5.8)	(21.8)	(5.3)
Balance, ending	$(7.0)	$5.5	$6.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.    Income Taxes

Income (loss) before income taxes for the Company's domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2023	2022	2021
Domestic	$51.2	$(74.0)	$(252.5)
Foreign	21.3	10.9	(45.4)
Income (loss) before income taxes	$72.5	$(63.1)	$(297.9)

The expense (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2023	2022	2021
Current:
Federal	$8.6	$(14.7)	$(37.3)
State	2.6	0.1	(0.6)
Foreign	5.3	3.7	3.2
Total current	16.5	(10.9)	(34.7)
Deferred:
Federal	(0.9)	(1.0)	(22.6)
State	(0.5)	(2.7)	(10.5)
Foreign	1.0	0.6	(0.5)
Total deferred	(0.4)	(3.1)	(33.6)
Total income tax expense (benefit)	$16.1	$(14.0)	$(68.3)

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company's effective income tax rates:

	Years Ended June 30,
(% of pre-tax income (loss))	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.8	3.1	2.9
Foreign tax rate differential	0.9	(1.0)	(0.4)
Research and development tax credit	(3.5)	4.4	1.1
Adjustments of prior years' income taxes	8.7	(7.4)	(0.2)
Non-taxable income	(0.8)	(1.0)	0.4
Non-deductible expenses	(0.1)	(0.7)	(0.9)
Non-deductible compensation	1.4	(1.1)	(0.1)
Share-based compensation	—	(0.7)	(0.5)
Changes in valuation allowances	(7.4)	6.0	(0.3)
Law changes	0.4	—	—
Interest on prior tax positions	(1.3)	0.2	—
Other, net	0.1	(0.6)	(0.1)
Effective income tax rate	22.2%	22.2%	22.9%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of June 30, 2023, the Company had net operating loss carryforwards of $10.0 million in the United Kingdom. These losses have an indefinite carryforward period. However, realization of these future tax benefits is expected to be limited to approximately $2.8 million. The Company also had state net operating loss carryforwards of $227.8 million expiring between fiscal years 2024 and 2043. A significant portion of the state net operating loss carryforwards are subject to an annual limitation that, under current law, is likely to limit future tax benefits to approximately $6.9 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the carry forward periods change.

Valuation allowances decreased by $7.7 million during fiscal year 2023. The expiration of $4.5 million net operating losses, for which no tax benefit was recognized, caused a reduction in the valuation allowance. In addition, $1.7 million of net operating losses, for which no tax benefit was recognized, were written off as the likelihood of utilization is remote. The write-off of these net operating losses reduced the valuation allowance. Law changes in certain state jurisdictions further reduced the valuation allowance by $2.2 million. As a result of increases in estimates of projected future taxable income during the carryforward period, valuation allowance was reduced by $0.9 million for the expected realization of previously limited net operating loss carryforwards. This was offset by a $1.6 million increase in net operating losses incurred in certain tax jurisdictions for which no tax benefit was recognized.

The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below:

	June 30,
($ in millions)	2023	2022
Deferred tax assets:
Pensions	$39.8	$43.2
Postretirement provisions	20.0	26.9
Non-equity compensation	16.0	7.5
Net operating loss carryforwards	22.5	44.5
Tax credit carryforwards	1.2	17.0
Operating lease liability	10.0	10.5
Other	22.3	29.3
Gross deferred tax assets	131.8	178.9
Valuation allowances	(13.6)	(21.3)
Total deferred tax assets	118.2	157.6
Deferred tax liabilities:
Depreciation	(237.6)	(262.9)
Intangible assets	(5.8)	(5.2)
Inventories	(27.4)	(28.9)
Operating lease right-of-use asset	(8.0)	(8.3)
Other	(3.1)	(9.0)
Total deferred tax liabilities	(281.9)	(314.3)
Deferred tax liabilities, net	$(163.7)	$(156.7)

The Company does not have unrecognized tax benefits as of June 30, 2023, 2022 and 2021. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

All years prior to fiscal year 2018 have been settled with the Internal Revenue Service and with most significant state, local and foreign tax jurisdictions.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company asserts that substantially all undistributed earnings from foreign subsidiaries are not considered indefinitely reinvested. The potential tax implications from the distribution of these future earnings are expected to be limited to withholding taxes in certain jurisdictions and are not expected to materially impact the consolidated financial statements.

18.                               Other Expense (Income), Net

Other expense (income), net consists of the following:

	Years Ended June 30,
($ in millions)	2023	2022	2021
Unrealized (gains) loss on company owned life insurance contracts and investments held in rabbi trusts	$(3.3)	$4.8	$(7.6)
Interest income	(0.6)	(0.1)	—
Foreign exchange losses	0.4	1.3	3.7
Pension earnings, interest and deferrals expense (income)	10.0	(18.3)	0.9
Pension settlement charge	—	—	11.4
Other	—	(0.4)	—
Total other expense (income), net	$6.5	$(12.7)	$8.4

19.    Segment Information, Geographic and Product Data

The Company has two reportable segments, Specialty Alloys Operations and Performance Engineered Products.

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

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs, is included within other expense (income), net.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the fiscal years ended June 30, 2023, 2022 and 2021. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2023 and 2022.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data
Net Sales	Years Ended June 30,
($ in millions)	2023	2022	2021
Specialty Alloys Operations	$2,213.6	$1,565.6	$1,262.2
Performance Engineered Products	433.7	344.5	259.8
Intersegment	(97.0)	(73.8)	(46.4)
Consolidated net sales	$2,550.3	$1,836.3	$1,475.6

Operating Income (Loss)	Years Ended June 30,
($ in millions)	2023	2022	2021
Specialty Alloys Operations	$179.1	$9.6	$(87.4)
Performance Engineered Products	31.8	18.1	(16.5)
Corporate costs (including restructuring and asset impairment charges)	(75.5)	(52.8)	(144.3)
Intersegment	(2.3)	0.2	(0.4)
Consolidated operating income (loss)	$133.1	$(24.9)	$(248.6)

Depreciation and Amortization	Years Ended June 30,
($ in millions)	2023	2022	2021
Specialty Alloys Operations	$110.0	$110.1	$99.7
Performance Engineered Products	15.6	15.8	18.3
Corporate	5.3	5.5	5.6
Intersegment	0.1	—	—
Consolidated depreciation and amortization	$131.0	$131.4	$123.6

Capital Expenditures	Years Ended June 30,
($ in millions)	2023	2022	2021
Specialty Alloys Operations	$70.2	$77.5	$69.4
Performance Engineered Products	10.1	10.8	6.0
Corporate	2.0	2.9	25.2
Intersegment	—	0.1	(0.1)
Consolidated capital expenditures	$82.3	$91.3	$100.5

Total Assets		June 30,
($ in millions)		2023	2022
Specialty Alloys Operations		$2,461.2	$2,262.4
Performance Engineered Products		451.6	418.9
Corporate		159.0	248.9
Intersegment		(17.9)	2.1
Consolidated total assets		$3,053.9	$2,932.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data
Net Sales (a)	Years Ended June 30,
($ in millions)	2023	2022	2021
United States	$1,556.2	$1,179.9	$926.6
Europe	437.3	253.5	242.7
Asia Pacific	319.5	233.9	194.4
Mexico	124.0	89.4	48.8
Canada	60.1	41.5	32.9
Other	53.2	38.1	30.2
Consolidated net sales	$2,550.3	$1,836.3	$1,475.6
(a) Net sales are attributed to geographic region based on the location of the customer.

Long-lived assets	June 30,
($ in millions)	2023	2022
United States	$1,368.1	$1,405.1
Europe	13.1	13.4
Mexico	1.6	1.4
Asia Pacific	0.5	0.6
Canada	0.5	0.3
Consolidated long-lived assets	$1,383.8	$1,420.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20.                               Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the years ended June 30, 2023 and 2022 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balance at June 30, 2022	$5.5	$(132.9)	$(46.1)	$(173.5)
Other comprehensive (loss) income before reclassifications	(6.7)	32.9	5.6	31.8
Amounts reclassified from AOCI (b)	(5.8)	4.5	—	(1.3)

Net current-period other comprehensive (loss) income	(12.5)	37.4	5.6	30.5

Balance at June 30, 2023	$(7.0)	$(95.5)	$(40.5)	$(143.0)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balance at June 30, 2021	$6.9	$(159.1)	$(40.1)	$(192.3)
Other comprehensive income (loss) before reclassifications	20.4	21.7	(6.0)	36.1
Amounts reclassified from AOCI (b)	(21.8)	4.5	—	(17.3)

Net current-period other comprehensive (loss) income	(1.4)	26.2	(6.0)	18.8

Balance at June 30, 2022	$5.5	$(132.9)	$(46.1)	$(173.5)

(a)                       All amounts are net of tax. Amounts in parentheses indicate debits.
(b)                       See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2023 and 2022:

		Amount Reclassified from AOCI
		Years Ended June 30,
($ in millions) (a)	Location of gain (loss)	2023	2022
Details about AOCI Components
Cash flow hedging items:
Commodity contracts	Cost of sales	$7.7	$28.3
Forward interest rate swaps	Interest expense	—	0.4
	Total before tax	7.7	28.7
	Tax expense	(1.9)	(6.9)
	Net of tax	$5.8	$21.8
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss, net	(b)	$(7.7)	$(7.6)
Prior service benefit, net	(b)	1.8	1.8
	Total before tax	(5.9)	(5.8)
	Tax benefit	1.4	1.3
	Net of tax	$(4.5)	$(4.5)

(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 11 for additional details).

21.                               Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2023	2022	2021
Cost Data:
Repairs and maintenance costs	$101.4	$74.6	$68.9
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, plant, equipment and software	$13.6	$7.6	$7.3
Cash paid during the year for:
Interest payments, net	$50.9	$40.5	$28.2
Income tax payments (refunds), net	$9.9	$(46.1)	$2.1

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results can be influenced by seasonal factors with the first six months of the fiscal year typically being lower, principally because of annual plant vacation and maintenance shutdowns by us, as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern.

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2023
Net sales	$522.9	$579.1	$690.1	$758.1

Gross profit	$54.8	$70.0	$93.5	$119.0

Operating income	$8.3	$22.6	$39.3	$62.9

Net (loss) income	$(6.9)	$6.2	$18.6	$38.4

Fiscal Year 2022
Net sales	$387.6	$396.0	$489.0	$563.8

Gross profit	$25.2	$13.1	$39.5	$72.0

Operating (loss) income	$(19.1)	$(31.5)	$1.1	$24.6

Net (loss) income	$(14.8)	$(29.4)	$(7.5)	$2.6

The quarterly financial data does not reflect special items as identified in in Item 7 "Non-GAAP Financial Measures" discussed above. During the quarter ended June 30, 2022, the Company recorded $12.7 million of COVID-19 employee retention credits offset by an environmental site charge of $2.4 million. During the quarter ended March 31, 2022, the Company recorded an acquisition-related contingent liability release of $4.7 million for which the time period expired.

(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Loss) Earnings per common share
Fiscal Year 2023
Basic (loss) earnings	$(0.14)	$0.13	$0.38	$0.78

Diluted (loss) earnings	$(0.14)	$0.13	$0.38	$0.78
Fiscal Year 2022
Basic (loss) earnings	$(0.31)	$(0.61)	$(0.16)	$0.05

Diluted (loss) earnings	$(0.31)	$(0.61)	$(0.16)	$0.05

(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding
Fiscal Year 2023
Basic	48.7	48.8	48.8	48.9
Diluted	48.7	49.0	49.2	49.4
Fiscal Year 2022
Basic	48.5	48.6	48.6	48.6
Diluted	48.5	48.6	48.6	48.7

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.  Controls and Procedures

(a)                                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2023, were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                 Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the captions "Election of Directors" and "Corporate Governance."

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the caption "Corporate Governance."

The information concerning Carpenter's Code of Ethics and certain additional information relating to the Company's Corporate Governance is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the caption "Corporate Governance."

The information concerning the Audit/Finance Committee and its financial experts is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the caption "Audit/Finance Committee Report."

The information concerning material changes to the procedures by which shareholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the caption "General Information."

On October 22, 2022, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding our compliance with the NYSE's Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2023, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter's public disclosures.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the captions "Compensation Discussion and Analysis" and "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the captions "Security Ownership of Principal Beneficial Owners" and "Directors, Nominees and Management Stock Ownership."

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,808,174	$42.67	3,896,717	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,808,174	$42.67	3,896,717	(1)

(1)                                Includes 3,691,919 shares available for issuance under the Second Amendment to the Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 204,798 shares available under the Second Amendment to the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2023, provided however that 6,771 shares, at an average purchase price of $45.27, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock and the exercise of options. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the captions "Corporate Governance" and "Executive Compensation."
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company's fiscal year 2023 definitive Proxy Statement under the caption "Approval of Appointment of Independent Registered Public Accounting Firm."
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

Exhibit No.	Description
3(A)	Restated Certificate of Incorporation, dated October 26, 1998 (Exhibit 3(A) to our Annual Report on Form 10-K filed on September 9, 2005 and incorporated herein by reference).

3(B)	By-Laws, amended as of August 11, 2015 (Exhibit 3.1 to our Current Report on Form 8-K filed on August 17, 2015 and incorporated herein by reference).

3(C)	Amended and Restated Bylaws of Carpenter Technology Corporation. (as amended and restated through April 18, 2023) (Exhibit 3.1 to our Current Report on Form 8-K filed on April 21, 2023, and incorporated herein by reference).

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

† 10(J)	Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (Exhibit A to our Definitive Proxy Statement filed on September 16, 2022 and incorporated herein by reference).

† 10(K)	Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

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

† 10(Q)
First Amendment to the Benefits Restoration Plan of Carpenter Technology Corporation (Exhibit 10(P) to our Quarterly Report on Form 10-Q filed on October 27, 2016 and incorporated herein by reference).

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

† 10(X)	Executive incentive bonus compensation plan of Carpenter Technology Corporation effective July 1, 2021 (Exhibit 10(CC) to our Annual Report on Form 10-K filed on August 19, 2021 and incorporated herein by reference).

† 10(Y)	First Amendment to the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation effective as of July 1, 2021 (Exhibit 10.B to our Quarterly Report on Form 10-Q filed on October 28, 2021 and incorporated herein by reference).

10(Z)	Fifth Supplemental Indenture, dated March 16, 2022, by and between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.2 to our Current Report on Form 8-K filed on March 16, 2022, and incorporated herein by reference).

10(AA)	Form of 7.625% Senior Notes due 2030 (Exhibit 4.3 to our Current Report on Form 8-K filed on March 16, 2022, and incorporated herein by reference).

† 10(BB)	Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan (Exhibit 10(FF) to our Annual Report on Form 10-K filed on August 15, 2022 and incorporated herein by reference).

† 10(CC)	Second Amendment to the Stock-Based Compensation Plan for Officers and Key Employees, as amended (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on April 27, 2023 and incorporated herein by reference).

10(DD)	Second Amended and Restated Credit Agreement dated as of April 14, 2023 by and among the Company, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association and U.S. Bank, National Association, each, as a documentation agent, and BofA Securities Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (filed herewith).

10(EE)	Amended and Restated Security Agreement dated as of April 14, 2023 by and among the Company, the grantors party thereto and Bank of America, N.A. as administrative agent for the secured parties. (Exhibit 10.2 to our Current Report on Form 8-K filed on April 18, 2023, and incorporated herein by reference).

†10(FF)	First Amendment to the Stock-Based Compensation Plan for Officers and Key Employees, as amended (Exhibit A to our Supplemental Proxy Statement filed on September 27, 2022 and incorporated herein by reference).

18	Preferability letter from PricewaterhouseCoopers LLP on change in date of annual goodwill impairment testing performed by the Company (Exhibit 18 to our Annual Report on Form 10-K filed August 15, 2022 and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Timothy Lain (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32(A)	Certification pursuant to 18 U.S.C Section 1350 (furnished herewith).

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

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

Date: August 11, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	August 11, 2023
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Timothy Lain	Senior Vice President and Chief Financial Officer	August 11, 2023
Timothy Lain	(Principal Financial Officer)

/s/ Elizabeth Socci	Vice President - Controller, Chief Accounting	August 11, 2023
Elizabeth Socci	Officer
(Principal Accounting Officer)

*	Chairman and Director	August 11, 2023
I. Martin Inglis

*	Director	August 11, 2023
Viola L. Acoff

*	Director	August 11, 2023
Kathy Hopinkah Hannan

*	Director	August 11, 2023
A. John Hart

*	Director	August 11, 2023
Steven E. Karol

*	Director	August 11, 2023
Kathleen Ligocki

*	Director	August 11, 2023
Charles McLane, Jr.

*	Director	August 11, 2023
Colleen Pritchett

*	Director	August 11, 2023
Stephen M. Ward, Jr.

*	Director	August 11, 2023
Ramin Younessi

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of: I. Martin Inglis, Viola L. Acoff, Kathy Hopinkah Hannan, A. John Hart, Steven E. Karol, Kathleen Ligocki, Charles McLane, Jr., Colleen Pritchett, Stephen M. Ward, Jr. and Ramin Younessi are being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2023
Allowance for doubtful accounts receivable	$3.3	$(0.4)	$0.2	$—	$3.1
Deferred tax valuation allowance	$21.3	$(7.7)	$—	$—	$13.6
Year Ended June 30, 2022
Allowance for doubtful accounts receivable	$3.6	$(0.4)	$0.1	$—	$3.3
Deferred tax valuation allowance	$25.2	$(3.9)	$—	$—	$21.3
Year Ended June 30, 2021
Allowance for doubtful accounts receivable	$3.4	$0.3	$(0.1)	$—	$3.6
Deferred tax valuation allowance	$24.2	$(1.1)	$2.1	$—	$25.2