Form 10-Q
period 2023-09-30
CARPENTER TECHNOLOGY CORP
filed 2023-10-26
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the issuer's common stock as of October 23, 2023, was 49,306,403.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except share data)	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$44.5
Accounts receivable, net	510.8	531.3
Inventories	706.7	639.7
Other current assets	86.3	66.4
Total current assets	1,321.9	1,281.9
Property, plant, equipment and software, net	1,371.2	1,383.8
Goodwill	241.4	241.4
Other intangibles, net	26.8	28.7
Deferred income taxes	6.6	6.6
Other assets	108.9	111.5
Total assets	$3,076.8	$3,053.9

LIABILITIES
Current liabilities:
Accounts payable	$315.5	$278.1
Accrued liabilities	133.1	181.3
Total current liabilities	448.6	459.4
Long-term debt	693.3	693.0
Accrued pension liabilities	188.4	190.1
Accrued postretirement benefits	46.9	45.8
Deferred income taxes	172.6	170.3
Other liabilities	97.7	99.2
Total liabilities	1,647.5	1,657.8

Contingencies and commitments (see Note 9)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,513,629 shares at September 30, 2023 and 56,143,131 shares at June 30, 2023; outstanding 49,275,925 shares at September 30, 2023 and 48,635,740 shares at June 30, 2023	282.6	280.7
Capital in excess of par value	320.4	328.4
Reinvested earnings	1,262.0	1,228.0
Common stock in treasury (7,237,704 shares and 7,507,391 shares at September 30, 2023 and June 30, 2023, respectively), at cost	(290.2)	(298.0)
Accumulated other comprehensive loss	(145.5)	(143.0)
Total stockholders' equity	1,429.3	1,396.1
Total liabilities and stockholders' equity	$3,076.8	$3,053.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
($ in millions, except per share data)	2023	2022
Net sales	$651.9	$522.9
Cost of sales	527.8	468.1
Gross profit	124.1	54.8

Selling, general and administrative expenses	55.1	46.5
Operating income	69.0	8.3

Interest expense, net	12.7	12.6
Other expense, net	4.0	3.5

Income (loss) before income taxes	52.3	(7.8)
Income tax expense (benefit)	8.4	(0.9)

Net income (loss)	$43.9	$(6.9)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.89	$(0.14)
Diluted	$0.88	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49.2	48.7
Diluted	49.9	48.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2023	2022
Net income (loss)	$43.9	$(6.9)
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits, net of tax of $(0.3) and $(0.5), respectively	0.8	1.0
Net loss on derivative instruments, net of tax of $0.4 and $1.6, respectively	(1.2)	(5.3)
Foreign currency translation	(2.1)	(3.3)
Total other comprehensive loss, net of tax	(2.5)	(7.6)
Comprehensive income (loss), net of tax	$41.4	$(14.5)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$43.9	$(6.9)
Adjustments to reconcile net income (loss) to net cash provided from (used for) operating activities:
Depreciation and amortization	33.1	32.3
Deferred income taxes	2.4	(2.2)
Net pension expense	5.9	5.0
Share-based compensation expense	4.4	3.6
Net loss on disposals of property, plant and equipment	0.3	0.3
Changes in working capital and other:
Accounts receivable	18.4	(12.1)
Inventories	(67.8)	(121.2)
Other current assets	(19.9)	(11.5)
Accounts payable	40.3	46.7
Accrued liabilities	(48.4)	(11.9)
Pension plan contributions	(4.6)	—
Other postretirement plan contributions	—	(0.3)
Other, net	(0.6)	0.2
Net cash provided from (used for) operating activities	7.4	(78.0)
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(22.0)	(13.5)
Net cash used for investing activities	(22.0)	(13.5)
FINANCING ACTIVITIES
Dividends paid	(9.9)	(9.8)
Proceeds from stock options exercised	13.8	—
Withholding tax payments on share-based compensation awards	(16.8)	(3.2)
Net cash used for financing activities	(12.9)	(13.0)
Effect of exchange rate changes on cash and cash equivalents	1.1	2.9
DECREASE IN CASH AND CASH EQUIVALENTS	(26.4)	(101.6)
Cash and cash equivalents at beginning of year	44.5	154.2
Cash and cash equivalents at end of period	$18.1	$52.6
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities: Purchase of property, plant, equipment and software	$11.0	$7.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2023	$280.7	$328.4	$1,228.0	$(298.0)	$(143.0)	$1,396.1
Net income			43.9			43.9
Pension and postretirement benefits, net of tax					0.8	0.8
Net loss on derivative instruments, net of tax					(1.2)	(1.2)
Foreign currency translation					(2.1)	(2.1)
Cash dividends:
Common @ $0.20 per share			(9.9)			(9.9)
Share-based compensation plans		(12.8)		7.8		(5.0)
Stock options exercised	1.9	4.8				6.7
Balances at September 30, 2023	$282.6	$320.4	$1,262.0	$(290.2)	$(145.5)	$1,429.3

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2022	$280.1	$320.3	$1,211.0	$(307.4)	$(173.5)	$1,330.5
Net loss			(6.9)			(6.9)
Pension and postretirement benefits, net of tax					1.0	1.0
Net loss on derivative instruments, net of tax					(5.3)	(5.3)
Foreign currency translation					(3.3)	(3.3)
Cash dividends:
Common @ $0.20 per share			(9.8)			(9.8)
Share-based compensation plans		(6.0)		6.6		0.6
Balances at September 30, 2022	$280.1	$314.3	$1,194.3	$(300.8)	$(181.1)	$1,306.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2023 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the "2023 Form 10-K"). Operating results for the three months ended September 30, 2023 are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter," "Carpenter Technology," the "Company," "Registrant," "Issuer," "we" and "our" refer to Carpenter Technology Corporation.

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

The Company's standard customer purchase order or contract for goods transferred has a single performance obligation for which revenue is recognized at a point in time. The standard terms and conditions of a customer purchase order include general rights of return and product warranty provisions related to nonconforming product. Depending on the circumstances, the product is either replaced or a quality adjustment is issued. Such warranties do not represent a separate performance obligation.

The Company's standard customer purchase order or contract sets forth the transaction price for the products and services purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, which generally depend upon the Company's customers meeting specified performance criteria, such as a purchasing level over a period of time. The Company exercises judgment to estimate the most likely amount of variable consideration at each reporting date.

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $11.0 million and $14.0 million at September 30, 2023 and June 30, 2023, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the three months ended September 30, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of the Company's contract liabilities are recognized within a twelve-month period.

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical locations. Comparative information of the Company's overall revenues by end-use markets and geographic locations for the three months ended September 30, 2023 and 2022 were as follows:

End-Use Market Data	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$332.2	$25.3	$(5.0)	$352.5	$246.6	$20.7	$(5.7)	$261.6
Medical	55.3	35.7	(11.0)	80.0	40.9	24.6	(6.3)	59.2
Transportation	40.1	1.9	—	42.0	35.9	1.1	(0.1)	36.9
Energy	43.2	1.5	—	44.7	26.6	1.4	(0.1)	27.9
Industrial and Consumer	99.3	9.7	(4.0)	105.0	97.3	13.1	(5.4)	105.0
Distribution	—	27.7	—	27.7	—	32.3	—	32.3
Total net sales	$570.1	$101.8	$(20.0)	$651.9	$447.3	$93.2	$(17.6)	$522.9

Geographic Data	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$340.7	$58.3	$(5.7)	$393.3	$271.3	$55.5	$(7.2)	$319.6
Europe	94.9	16.8	(4.3)	107.4	78.9	15.8	(3.9)	90.8
Asia Pacific	102.7	10.4	(10.1)	103.0	57.6	7.0	(6.5)	58.1
Mexico	14.4	9.8	—	24.2	22.2	10.8	—	33.0
Canada	9.3	4.5	(0.1)	13.7	8.7	2.9	0.1	11.7
Other	8.1	2.0	0.2	10.3	8.6	1.2	(0.1)	9.7
Total net sales	$570.1	$101.8	$(20.0)	$651.9	$447.3	$93.2	$(17.6)	$522.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Earnings (Loss) per Common Share

The Company calculates basic and diluted earnings (loss) per share using the two class method. Under the two class method, earnings (loss) are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings (loss) available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings (loss) per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the three months ended September 30, 2022, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted earnings (loss) per common share for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2023	2022
Net income (loss)	$43.9	$(6.9)
Dividends allocated to participating securities	(0.1)	(0.1)
Earnings (loss) available for common stockholders used in calculation of basic earnings (loss) per common share	$43.8	$(7.0)

Weighted average number of common shares outstanding, basic	49.2	48.7

Basic earnings (loss) per common share	$0.89	$(0.14)

Net income (loss)	$43.9	$(6.9)
Dividends allocated to participating securities	(0.1)	(0.1)
Earnings (loss) available for common stockholders used in calculation of diluted earnings (loss) per common share	$43.8	$(7.0)

Weighted average number of common shares outstanding, basic	49.2	48.7
Effect of shares issuable under share-based compensation plans	0.7	—
Weighted average number of common shares outstanding, diluted	49.9	48.7

Diluted earnings (loss) per common share	$0.88	$(0.14)

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings (loss) per share because their effects were anti-dilutive:

	Three Months Ended September 30,
(in millions)	2023	2022
Stock options	—	1.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Inventories

Inventories consisted of the following components as of September 30, 2023 and June 30, 2023:

($ in millions)	September 30, 2023	June 30, 2023
Raw materials and supplies	$182.4	$157.7
Work in process	398.6	370.1
Finished and purchased products	125.7	111.9
Total inventories	$706.7	$639.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company values other inventory at the lower of cost or net realizable value, determined by the first-in, first-out ("FIFO") and average cost methods. As of September 30, 2023 and June 30, 2023, $143.1 million and $133.2 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

6.    Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2023 and June 30, 2023:

($ in millions)	September 30, 2023	June 30, 2023
Accrued compensation and benefits	$59.7	$92.4
Accrued postretirement benefits	16.1	16.1
Contract liabilities	11.0	14.0
Current portion of lease liabilities	8.8	9.1
Derivative financial instruments	6.7	6.4
Accrued interest expense	6.4	18.5
Accrued taxes	5.6	4.9
Accrued pension liabilities	3.3	3.3
Accrued income taxes	2.3	2.5
Other	13.2	14.1
Total accrued liabilities	$133.1	$181.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Pension and Other Postretirement Benefits

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the three months ended September 30, 2023 and 2022 were as follows:

Three months ended September 30,	Pension Plans		Other Postretirement Plans
($ in millions)	2023	2022	2023	2022
Service cost	$2.0	$2.0	$0.4	$0.5
Interest cost	11.8	11.5	2.5	2.4
Expected return on plan assets	(10.1)	(11.2)	(1.8)	(1.7)
Amortization of net loss (gain)	2.2	2.4	(0.6)	(0.4)
Amortization of prior service cost (credits)	0.5	0.5	(1.0)	(1.0)
Net pension expense (income)	$6.4	$5.2	$(0.5)	$(0.2)

During the three months ended September 30, 2023 and 2022, the Company made $4.6 million and $0.0 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make $6.7 million of required cash pension contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2024.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Debt

On April 14, 2023, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders, agents and arrangers party thereto (the "Credit Facility"). The Credit Facility amended and restated the Company's then existing Amended and Restated Credit Agreement dated as of March 26, 2021 which had been set to expire on March 31, 2024. The Second Amendment extends the maturity to April 12, 2028.

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

As of September 30, 2023, the Company had $1.7 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of $348.3 million remains available to the Company.

Interest on the borrowings under the Credit Facility accrues at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.75% to 2.50% (2.00% as of September 30, 2023), and for Base Rate-determined loans, from 0.75% to 1.50% (1.00% as of September 30, 2023). The Company also pays a quarterly commitment fee ranging from 0.250% to 0.375% (0.300% as of September 30, 2023), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.75% to 2.50% (2.00% as of September 30, 2023), with respect to letters of credit issued under the Credit Facility. As of September 30, 2023, the borrowing rate for the Credit Facility was 7.32%.

The Company is subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or thresholds triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of September 30, 2023, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of September 30, 2023 and June 30, 2023 consisted of the following:

($ in millions)	September 30, 2023	June 30, 2023
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at September 30, 2023 and June 30, 2023)	$396.7	$396.5
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at September 30, 2023 and June 30, 2023)	296.6	296.5
Total debt	693.3	693.0
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$693.3	$693.0

For the three months ended September 30, 2023 and 2022, interest costs totaled $13.2 million and $12.9 million, respectively, of which $0.5 million and $0.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

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

During the three months ended September 30, 2023, the Company increased the liability for environmental remediation costs by $0.4 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2023 and June 30, 2023 were $16.9 million and $16.5 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2023	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$3.8
Liabilities:
Derivative financial instruments	$7.0

June 30, 2023	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$3.7
Liabilities:
Derivative financial instruments	$6.8

The Company's derivative financial instruments consist of commodity forward contracts and foreign currency forward contracts. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company's use of derivatives and hedging policies is more fully discussed in Note 11. Derivatives and Hedging Activities.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2023		June 30, 2023
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$693.3	$689.4	$693.0	$698.1
Company-owned life insurance	$24.9	$24.9	$26.2	$26.2

The fair values of long-term debt as of September 30, 2023 and June 30, 2023 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of company-owned life insurance as of September 30, 2023 and June 30, 2023 reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

11.    Derivatives and Hedging Activities

The Company from time to time uses commodity forwards and foreign currency forwards to manage risks generally associated with commodity price and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2023, the Company had forward contracts to purchase 3.0 million pounds of certain raw materials with settlement dates through December 2025.

Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. The Company had no qualifying foreign currency hedge contracts as of September 30, 2023 and June 30, 2023 or during the three months ended September 30, 2023 and 2022.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense, net. As of September 30, 2023 and June 30, 2023, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2023 and June 30, 2023:

September 30, 2023	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$3.6	$0.2	$3.8
Other assets	—	—	—
Total asset derivatives	$3.6	$0.2	$3.8
Liability Derivatives:
Accrued liabilities	$—	$6.7	$6.7
Other liabilities	—	0.3	0.3
Total liability derivatives	$—	$7.0	$7.0

June 30, 2023	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$2.1	$1.6	$3.7
Other assets	—	—	—
Total asset derivatives	$2.1	$1.6	$3.7
Liability Derivatives:
Accrued liabilities	$—	$6.4	$6.4
Other liabilities	—	0.4	0.4
Total liability derivatives	$—	$6.8	$6.8

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $4.7 million and total liability derivatives would have been $7.9 million as of September 30, 2023.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of September 30, 2023 and June 30, 2023, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains on cash flow hedges recognized during the three months ended September 30, 2023 and 2022:

	Amount of Loss Recognized in AOCI on Derivatives
	Three Months Ended September 30,
($ in millions)	2023	2022
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(0.3)	$(0.2)
Total	$(0.3)	$(0.2)

($ in millions)	Location of Gain Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
		Three Months Ended September 30,
		2023	2022
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$1.4	$6.7
Total		$1.4	$6.7

The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$527.8	$468.1

Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain reclassified from AOCI to income	$1.4	$6.7
Total gain	$1.4	$6.7

The Company estimates that $3.4 million of net derivative losses included in AOCI as of September 30, 2023 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three months ended September 30, 2023.

As of September 30, 2023 and June 30, 2023, there were no amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.    Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2023	2022
Interest income	$(0.2)	$(0.1)
Foreign exchange losses	0.3	0.1
Unrealized losses on company-owned life insurance contracts and investments held in rabbi trusts	0.4	1.0
Pension earnings, interest and deferrals	3.5	2.5
Total other expense, net	$4.0	$3.5

13.    Income Taxes

The effective tax rate used for interim periods is the estimated annual effective consolidated tax rate, based on the current estimate of full year results, except that taxes related to specific events, if any, are recorded in the interim period in which they occur. The annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pre-tax income, or loss, of the Company in each tax jurisdiction in which it operates, and the development of tax planning strategies during the year. In addition, the Company's tax expense or benefit can be impacted by changes in tax rates or laws, the finalization of tax audits, and other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

Income tax expense was $8.4 million, or 16.1 percent of pre-tax income for the three months ended September 30, 2023, as compared with income tax benefit of $0.9 million, or 11.5 percent of pre-tax loss for the three months ended September 30, 2022.

Income tax expense for the three months ended September 30, 2023, includes a discrete tax benefit of $4.1 million attributable to employee share-based compensation. Also included is the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Income tax benefit for the three months ended September 30, 2022, included a discrete tax charge of $0.6 million for the impact of a state tax legislative change and a discrete tax benefit of $0.3 million attributable to employee share-based compensation. Also included is the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by calendar year 2024. The Company is continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

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

The Company's executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating results exclude general corporate costs, which include executive and director compensation and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically-identified income or expense items.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three months ended September 30, 2023 and September 30, 2022. On a consolidated basis, no single customer accounted for 10 percent or more of accounts receivable outstanding at September 30, 2023 and June 30, 2023.

Net Sales	Three Months Ended September 30,
($ in millions)	2023	2022
Specialty Alloys Operations	$570.1	$447.3
Performance Engineered Products	101.8	93.2
Intersegment	(20.0)	(17.6)
Consolidated net sales	$651.9	$522.9

Operating Income (Loss)	Three Months Ended September 30,
($ in millions)	2023	2022
Specialty Alloys Operations	$80.8	$19.9
Performance Engineered Products	9.1	6.3
Corporate	(21.3)	(17.1)
Intersegment	0.4	(0.8)
Consolidated operating income	$69.0	$8.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation and Amortization	Three Months Ended September 30,
($ in millions)	2023	2022
Specialty Alloys Operations	$27.8	$27.1
Performance Engineered Products	4.0	3.8
Corporate	1.3	1.4
Consolidated depreciation and amortization	$33.1	$32.3

Capital Expenditures	Three Months Ended September 30,
($ in millions)	2023	2022
Specialty Alloys Operations	$18.6	$11.4
Performance Engineered Products	3.2	2.0
Corporate	0.2	0.1
Consolidated capital expenditures	$22.0	$13.5

Total Assets	September 30, 2023	June 30, 2023
($ in millions)
Specialty Alloys Operations	$2,503.1	$2,461.2
Performance Engineered Products	448.2	451.6
Corporate	139.7	159.0
Intersegment	(14.2)	(17.9)
Consolidated total assets	$3,076.8	$3,053.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended September 30, 2023 and 2022 were as follows:

Three Months Ended September 30, 2023 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2023	$(7.0)	$(95.5)	$(40.5)	$(143.0)
Other comprehensive loss before reclassifications	(0.2)	—	(2.1)	(2.3)
Amounts reclassified from AOCI (b)	(1.0)	0.8	—	(0.2)
Net other comprehensive (loss) income	(1.2)	0.8	(2.1)	(2.5)
Balances at September 30, 2023	$(8.2)	$(94.7)	$(42.6)	$(145.5)

Three Months Ended September 30, 2022 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2022	$5.5	$(132.9)	$(46.1)	$(173.5)
Other comprehensive loss before reclassifications	(0.2)	—	(3.3)	(3.5)
Amounts reclassified from AOCI (b)	(5.1)	1.0	—	(4.1)
Net other comprehensive (loss) income	(5.3)	1.0	(3.3)	(7.6)
Balances at September 30, 2022	$0.2	$(131.9)	$(49.4)	$(181.1)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2023 and 2022:

Details about AOCI Components	Location of gain	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2023	2022
Cash flow hedging items:
Commodity contracts	Cost of sales	$1.4	$6.7
Total before tax		1.4	6.7
Tax expense		(0.4)	(1.6)
Net of tax		$1.0	$5.1

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2023	2022
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(1.6)	$(2.0)
Prior service benefit	(b)	0.5	0.5
Total before tax		(1.1)	(1.5)
Tax benefit		0.3	0.5
Net of tax		$(0.8)	$(1.0)

(a)    Amounts in parentheses indicate debits to income/loss.
(b)    These AOCI components are included in the computation of net periodic benefit cost (see Note 7. Pension and Other Postretirement Benefits for additional details).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and General

We are a producer and distributor of premium specialty alloys, including titanium alloys, powder metals, stainless steels, alloy steels and tool steels. We are a recognized leader in high-performance specialty alloy-based materials and process solutions for critical applications in the aerospace, defense, medical, transportation, energy, industrial and consumer electronics markets. We have evolved to become a pioneer in premium specialty alloys, including titanium, nickel, and cobalt, as well as alloys specifically engineered for additive manufacturing processes and soft magnetics applications. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders and parts. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs.

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2023 Form 10-K. Our discussions here focus on our results during or as of the three-month period ended September 30, 2023 and the comparable period of fiscal year 2023, and to the extent applicable, on material changes from information discussed in the 2023 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2023 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Net Pension Benefit

Net pension benefit, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant remeasurement event occurs. We currently expect the total net pension expense for fiscal year 2024 will be $23.5 million as compared with total net pension expense of $19.9 million in fiscal year 2023.

The following is the net pension expense for the three months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,
($ in millions)	2023	2022
Pension plans	$6.4	$5.2
Other postretirement plans	(0.5)	(0.2)
Net pension expense	$5.9	$5.0

Net pension expense is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense, net. The following is a summary of the classification of net pension expense for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
($ in millions)	2023	2022
Service cost included in Cost of sales	$2.1	$2.2
Service cost included in Selling, general and administrative expenses	0.3	0.3
Pension earnings, interest and deferrals included in Other expense, net	3.5	2.5
Net pension expense	$5.9	$5.0

As of September 30, 2023 and June 30, 2023, service cost amounts related to the net pension expense capitalized in gross inventory were $1.3 million and $2.8 million, respectively.

Operating Performance Overview and Outlook

At the start of fiscal year 2024, we expected the quarter ended September 30, 2023 would represent a meaningful improvement compared to the historical trend of a sequential decline in profits in the first quarter of a fiscal year. Building on our strong operating momentum in fiscal year 2023, we exceeded our expectations for the quarter ended September 30, 2023 and reported operating income of $69.0 million, an improvement of $60.7 million compared to the prior year same quarter. Notably, the SAO segment demonstrated improvement, reaching $80.8 million of operating income with an adjusted operating margin of 19.4 percent, a meaningful increase over the prior year same quarter 6.5 percent adjusted operating margin.

Demand for our material solutions across our end-use markets remains strong. We continue to see our backlog grow with lead times extending further even as we are actively managing incoming orders. In this demand environment we are well-positioned to continue to drive profit margin expansion through productivity improvements, product mix optimization and higher prices. In addition to the strong operating performance, we generated $7.4 million of cash from operating activities in the quarter ended September 30, 2023 as compared with $78.0 million of cash used for operating activities in the prior year first quarter.

Looking ahead, we expect operating income for the second quarter of fiscal year 2024 to be comparable with the first quarter of fiscal year 2024. We anticipate an even stronger second half of fiscal year 2024. We have realized meaningful increases in our productivity over the last several quarters, especially in SAO. We believe there is still opportunity for improvement and we expect to unlock larger volumes at key work centers. As a result, we expect operating income to increase 28-35 percent in the second half compared to the first half of fiscal year 2024.

As previously communicated, our goal is to double fiscal year 2019 operating income by fiscal year 2027 and we expect to make significant progress toward that goal in fiscal year 2024. We are well-positioned to realize our target by increasing our productivity across facilities, realizing higher prices and improving our product mix. With the backdrop of strong market demand for our broad portfolio of specialized solutions, we have leading capabilities and capacity with a difficult-to-replicate system of assets, and we continue to drive improved productivity to capture the demand.

Results of Operations — Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

For the three months ended September 30, 2023, we reported net income of $43.9 million, or $0.88 per diluted share. This compares with net loss for the same period a year earlier of $6.9 million, or $0.14 loss per diluted share. The results for the three months ended September 30, 2023 reflect improving demand patterns, higher prices and improving product mix, partially offset by inflationary cost increases compared to the prior year quarter.

Net Sales

Net sales for the three months ended September 30, 2023 were $651.9 million, which was a 25 percent increase over the same period a year ago. Excluding surcharge revenue, sales increased 31 percent on a 12 percent increase in shipment volume from the same period a year ago. The results reflect realized price increases as well as higher demand in all end-use markets except Distribution during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Net sales in the Aerospace and Defense end-use market increased 35 percent compared to the same period a year ago.

Geographically, sales in the United States increased 23 percent from the same period a year ago to $393.3 million. The increase in domestic sales is driven by higher demand in all end-use markets except Distribution. Sales outside the United States increased 27 percent from the same period a year ago to $258.6 million for the three months ended September 30, 2023. The results reflect higher demand in key end-use markets, driven primarily by Aerospace and Defense and Medical in European and Asia regions compared to the three months ended September 30, 2022. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $0.7 million increase in sales during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Net sales outside the United States represented 40 percent and 39 percent of total net sales for the three months ended September 30, 2023 and 2022, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. The following table includes comparative information for our net sales, which includes surcharge revenue by principal end-use markets. We believe this is helpful supplemental information in analyzing the performance of the business from period to period:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Aerospace and Defense	$352.5	$261.6	$90.9	35%
Medical	80.0	59.2	20.8	35%
Transportation	42.0	36.9	5.1	14%
Energy	44.7	27.9	16.8	60%
Industrial and Consumer	105.0	105.0	—	—%
Distribution	27.7	32.3	(4.6)	(14)%
Total net sales	$651.9	$522.9	$129.0	25%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Aerospace and Defense	$260.9	$183.5	$77.4	42%
Medical	66.6	49.8	16.8	34%
Transportation	29.2	23.7	5.5	23%
Energy	29.2	18.3	10.9	60%
Industrial and Consumer	79.4	68.4	11.0	16%
Distribution	27.5	32.0	(4.5)	(14)%
Total net sales excluding surcharge revenue	$492.8	$375.7	$117.1	31%

Sales to the Aerospace and Defense end-use market increased 35 percent from the three months ended September 30, 2022 to $352.5 million. Excluding surcharge revenue, sales increased 42 percent from the three months ended September 30, 2022 on a 20 percent increase in shipment volume. The results for the three months ended September 30, 2023 reflect increases across all Aerospace and Defense end-use sub-markets. This was driven by activity levels increasing across the aerospace supply chain due to higher aircraft build rates to replace aging fleets and meet increasing passenger travel demand. The three months ended September 30, 2023 also reflect higher sales in Defense end-use market in response to global threats.

Medical end-use market sales increased 35 percent from the three months ended September 30, 2022 to $80.0 million. Excluding surcharge revenue, sales increased 34 percent on 30 percent higher shipment volume from the three months ended September 30, 2022. The three months ended September 30, 2023 results reflect stronger demand as a result of the medical supply chain replenishing inventory levels and meeting increased demand for elective medical procedures particularly in the orthopedic and cardiology sub-markets.

Transportation end-use market sales increased 14 percent from the three months ended September 30, 2022 to $42.0 million. Excluding surcharge revenue, sales increased 23 percent from the three months ended September 30, 2022. The results reflect recent price increases as well as higher global demand for light, medium and heavy-duty vehicles compared to the three months ended September 30, 2022.

Sales to the Energy end-use market of $44.7 million in the current quarter reflect a 60 percent increase from the three months ended September 30, 2022. Excluding surcharge revenue, sales increased 60 percent from the three months ended September 30, 2022. The results reflect price increases and higher international rig counts benefiting the oil and gas sub-market and flat sales for power generation materials compared to the prior year period.

Industrial and Consumer end-use market sales of $105.0 million remained flat compared to the three months ended September 30, 2022. Excluding surcharge revenue, sales increased 16 percent on 6 percent lower shipment volume from the three months ended September 30, 2022. The results reflect higher demand for Industrial materials used in semiconductor and fluid control applications partially offset by lower demand for Consumer materials.

Gross Profit

Our gross profit in the three months ended September 30, 2023 increased to $124.1 million, or 19.0 percent of net sales as compared with $54.8 million, or 10.5 percent of net sales in the three months ended September 30, 2022. Excluding the impact of surcharge revenue, our adjusted gross margin in the three months ended September 30, 2023 was 25.2 percent as compared to 14.6 percent in the three months ended September 30, 2022. The increased gross profit for the three months ended September 30, 2023 reflects improving demand patterns with 25 percent increased sales, a stronger product mix, higher prices and significant productivity gains, partially offset by inflationary cost increases.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three-month periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Three Months Ended September 30,
($ in millions)	2023	2022
Net sales	$651.9	$522.9
Less: surcharge revenue	159.1	147.2
Net sales excluding surcharge revenue	$492.8	$375.7

Gross profit	$124.1	$54.8

Gross margin	19.0%	10.5%

Gross margin excluding surcharge revenue	25.2%	14.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2023 were $55.1 million or 8.5 percent of net sales (11.2 percent of net sales excluding surcharge) as compared with $46.5 million and 8.9 percent of net sales (12.4 percent of net sales excluding surcharge) in the three months ended September 30, 2022. The selling, general and administrative expenses for the three months ended September 30, 2023 reflect higher salary, benefit and variable compensation costs compared to the three months ended September 30, 2022.

Operating Income

Our operating income in the three months ended September 30, 2023 was $69.0 million, or 10.6 percent of net sales, as compared with operating income of $8.3 million or 1.6 percent of net sales in the three months ended September 30, 2022. Excluding surcharge revenue, adjusted operating margin was 14.0 percent for the three months ended September 30, 2023 as compared with 2.2 percent in the three months ended September 30, 2022. The operating results for the three months ended September 30, 2023 reflect improving demand patterns, a stronger product mix, higher prices and improved operational efficiencies, partially offset by inflationary cost increases compared to the three months ended September 30, 2022.

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

	Three Months Ended September 30,
($ in millions)	2023	2022
Net sales	$651.9	$522.9
Less: surcharge revenue	159.1	147.2
Net sales excluding surcharge revenue	$492.8	$375.7

Operating income	$69.0	$8.3

Operating margin	10.6%	1.6%

Adjusted operating margin excluding surcharge revenue	14.0%	2.2%

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2023 was $12.7 million compared with $12.6 million in the same period a year ago. Capitalized interest reduced interest expense by $0.5 million for the three months ended September 30, 2023 and $0.3 million for the three months ended September 30, 2022.

Other Expense, Net

Other expense, net for the three months ended September 30, 2023 was $4.0 million as compared with $3.5 million of other expense, net for the three months ended September 30, 2022. The three months ended September 30, 2023 reflects $3.5 million of expense from pension earnings, interest and deferrals compared to $2.5 million of expense in the three months ended September 30, 2022 driven by lower expected returns on plan assets.

Income Taxes

Income tax expense was $8.4 million, or 16.1 percent of pre-tax income for the three months ended September 30, 2023, as compared with income tax benefit of $0.9 million, or 11.5 percent of pre-tax loss in the same quarter a year ago. Income tax expense for the three months ended September 30, 2023 includes a discrete tax benefit of $4.1 million attributable to employee share-based compensation. Also included is the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Income tax benefit for the three months ended September 30, 2022, included a discrete tax charge of $0.6 million for the impact of a state tax legislative change and a discrete tax benefit of $0.3 million attributable to employee share-based compensation. Also included was the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for volumes by business segment:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Pounds sold, in thousands)	2023	2022
Specialty Alloys Operations	49,992	44,562	5,430	12%
Performance Engineered Products *	2,302	2,326	(24)	(1)%
Intersegment	(2,066)	(1,998)	(68)	(3)%
Total pounds sold	50,228	44,890	5,338	12%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for net sales by business segment:

Net sales	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Specialty Alloys Operations	$570.1	$447.3	$122.8	27%
Performance Engineered Products	101.8	93.2	8.6	9%
Intersegment	(20.0)	(17.6)	(2.4)	(14)%
Total net sales	$651.9	$522.9	$129.0	25%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Three Months Ended September 30,		$ Increase	% Increase
($ in millions)	2023	2022
Specialty Alloys Operations	$417.3	$305.7	$111.6	37%
Performance Engineered Products	93.1	87.7	5.4	6%
Intersegment	(17.6)	(17.7)	0.1	1%
Total net sales excluding surcharge revenue	$492.8	$375.7	$117.1	31%

Specialty Alloys Operations Segment

Net sales for the three months ended September 30, 2023 for the SAO segment increased 27 percent to $570.1 million, as compared with $447.3 million in the three months ended September 30, 2022. Excluding surcharge revenue, net sales for the three months ended September 30, 2023 increased 37 percent on 12 percent higher shipment volume compared to the three months ended September 30, 2022. The higher sales excluding surcharge revenue in the SAO segment reflect double-digit percentage growth in all end-use markets including 44 percent growth in Aerospace and Defense driven by higher shipment volumes from productivity gains, stronger product mix and price increases compared to the prior year same quarter.

Operating income for the SAO segment was $80.8 million or 14.2 percent of net sales (19.4 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2023, as compared with operating income of $19.9 million or 4.4 percent of net sales (6.5 percent of net sales excluding surcharge revenue) in the prior year same quarter. The operating income for the three months ended September 30, 2023 reflects higher volume in key end-use markets, stronger product mix and improved operational efficiencies, partially offset by inflationary cost increases compared to the quarter ended September 30, 2022.

Performance Engineered Products Segment

Net sales for the three months ended September 30, 2023 for the PEP segment increased 9 percent to $101.8 million, as compared with $93.2 million in the three months ended September 30, 2022. Excluding surcharge revenue, net sales for the current quarter increased 6 percent on 1 percent lower shipment volume compared to the three months ended September 30, 2022. The results reflect strong demand for titanium materials and higher sales in all end-use markets except Distribution.

Operating income for the PEP segment was $9.1 million or 8.9 percent of net sales (9.8 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2023, compared with operating income of $6.3 million or 6.8 percent of net sales (7.2 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2022. The improved results for the quarter ended September 30, 2023 reflect stronger demand conditions, improved product mix and operational gains compared to the quarter ended September 30, 2022.

Liquidity and Financial Resources

During the three months ended September 30, 2023, we generated cash from operating activities of $7.4 million as compared to cash used for operating activities of $78.0 million in the three months ended September 30, 2022. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was negative $14.6 million as compared to negative $91.5 million for the three months ended September 30, 2022. The improvement in cash from operating activities and adjusted free cash flow for the three months ended September 30, 2023, resulted from higher net income and noncash items partially offset by increased use of cash in working capital compared to the same period a year ago. Cash used to build inventory was $67.8 million in the three month period ended September 30, 2023 compared to $121.2 million in the three months ended September 30, 2022. During the three months ended September 30, 2023, we generated $18.4 million of cash from accounts receivable compared to cash used for accounts receivable of $12.1 million in the prior year same quarter.

Capital expenditures for property, plant, equipment and software were $22.0 million for the three months ended September 30, 2023 as compared to $13.5 million for the same period a year ago. In fiscal year 2024, we expect capital expenditures to be approximately $125.0 million.

Dividends during the three months ended September 30, 2023 and 2022 were $9.9 million and $9.8 million, respectively, and were paid at the same quarterly rate of $0.20 per share of common stock in both periods.

During the three months ended September 30, 2023, we made pension contributions of $4.6 million to our qualified defined benefit pension plans. We currently expect to contribute $6.7 million to our qualified defined benefit pension plans during the remainder of fiscal year 2024.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the ability to access capital markets to supplement internally generated funds. We target minimum liquidity of $150.0 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Facility.

On April 14, 2023, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders, agents and arrangers party thereto. The Credit Facility amended and restated our then existing Amended and Restated Credit Agreement dated as of March 26, 2021 which had been set to expire on March 31, 2024. The Credit Facility extends the maturity to April 12, 2028.

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

As of September 30, 2023, we had $1.7 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of the Credit Facility, $348.3 million, remains available to us. From time to time during the quarter ended September 30, 2023, we borrowed under our Credit Facility. The weighted average daily borrowing under the Credit Facility during the quarter ended September 30, 2023, was approximately $12.2 million with daily outstanding borrowings ranging from $0.0 million to $47.2 million. As of September 30, 2023, the borrowing rate for the Credit Facility was 7.32%.

We believe that our total liquidity of $366.4 million as of September 30, 2023, which includes total cash and cash equivalents of $18.1 million and available borrowing capacity of $348.3 million under our Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of September 30, 2023, we had cash and cash equivalents of approximately $17.8 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the three months ended September 30, 2023, we did not repatriate cash from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or thresholds triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of September 30, 2023, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of September 30, 2023:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	6.49 to 1.00
Consolidated net leverage ratio	4.00 to 1.00 (maximum)	1.92 to 1.00

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

Adjusted Operating Margin Excluding Surcharge Revenue

This report includes discussions of operating margin as adjusted to exclude the impact of raw material surcharge revenue which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss this financial measure because management believes removing the impact of raw material surcharge from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our board of directors and others. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding surcharge revenue to operating income and operating margin determined in accordance with U.S. GAAP. Operating margin excluding surcharge revenue is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating margin calculated in accordance with U.S. GAAP.

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. Historically, our presentation of this non-GAAP financial measure included cash used for dividends paid on outstanding common stock and participating securities. Management believes that excluding cash dividends paid from adjusted free cash flow will provide a more direct comparison to operating cash flow, a GAAP-defined financial measure. The three months ended September 30, 2022 have been updated to conform to the current presentation. The following provides a reconciliation of adjusted free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measures:

	Three Months Ended September 30,
($ in millions)	2023	2022
Net cash provided from (used for) operating activities	$7.4	$(78.0)
Purchases of property, plant, equipment and software	(22.0)	(13.5)
Adjusted free cash flow	$(14.6)	$(91.5)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2023, we increased the liability for environmental remediation costs by $0.4 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2023 and June 30, 2023 were $16.9 million and $16.5 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2023 Form 10-K Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 1, Summary of Significant Accounting Policies, of the Notes to our consolidated financial statements included in Part II, Item 8 thereto.

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

As of September 30, 2023, we have three reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of September 30, 2023 was $195.5 million and represents approximately 81 percent of total goodwill. The remaining goodwill is associated with the PEP segment, which includes two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded as of September 30, 2023 of $31.9 million and $14.0 million, respectively. The fair value for all three reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the fiscal year ended June 30, 2023, and the exhibits attached to that filing. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange and interest rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cyber attacks and information technology or data security breaches; (17) the inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (18) the inability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as the COVID-19 pandemic; and (20) geopolitical, economic, and regulatory risks relating to our global business, including geopolitical and diplomatic tensions, instabilities and conflicts, such as the war in Ukraine and the war between Israel and HAMAS, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 11 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2023, we had approximately $4.8 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

Historically, we have used interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. From time to time, we have entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued.

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

The status of our financial instruments as of September 30, 2023 is provided in Note 11 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2023, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of September 30, 2023. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of September 30, 2023 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contingencies."

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2023 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended September 30, 2023, however employees surrendered 166,368 shares to the Company, at an average purchase price of $57.89, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description
31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (filed herewith).

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 26, 2023	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)