Form 10-Q
period 2024-03-31
CARPENTER TECHNOLOGY CORP
filed 2024-05-01
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the issuer's common stock as of April 26, 2024, was 49,608,268.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except share data)	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$53.5	$44.5
Accounts receivable, net	521.2	531.3
Inventories	796.1	639.7
Other current assets	82.2	66.4
Total current assets	1,453.0	1,281.9
Property, plant, equipment and software, net	1,351.4	1,383.8
Goodwill	227.3	241.4
Other intangibles, net	23.8	28.7
Deferred income taxes	6.7	6.6
Other assets	114.0	111.5
Total assets	$3,176.2	$3,053.9

LIABILITIES
Current liabilities:
Accounts payable	$275.2	$278.1
Accrued liabilities	178.2	181.3
Total current liabilities	453.4	459.4
Long-term debt	693.9	693.0
Accrued pension liabilities	212.2	190.1
Accrued postretirement benefits	47.2	45.8
Deferred income taxes	167.6	170.3
Other liabilities	99.3	99.2
Total liabilities	1,673.6	1,657.8

Contingencies and commitments (see Note 10)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,643,276 shares at March 31, 2024 and 56,143,131 shares at June 30, 2023; outstanding 49,426,636 shares at March 31, 2024 and 48,635,740 shares at June 30, 2023	283.2	280.7
Capital in excess of par value	333.2	328.4
Reinvested earnings	1,291.0	1,228.0
Common stock in treasury (7,216,640 shares and 7,507,391 shares at March 31, 2024 and June 30, 2023, respectively), at cost	(289.5)	(298.0)
Accumulated other comprehensive loss	(115.3)	(143.0)
Total stockholders' equity	1,502.6	1,396.1
Total liabilities and stockholders' equity	$3,176.2	$3,053.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2024	2023	2024	2023
Net sales	$684.9	$690.1	$1,961.1	$1,792.1
Cost of sales	537.9	596.6	1,567.4	1,573.9
Gross profit	147.0	93.5	393.7	218.2

Selling, general and administrative expenses	57.0	54.2	164.8	148.0
Goodwill impairment	14.1	—	14.1	—
Operating income	75.9	39.3	214.8	70.2

Interest expense, net	12.9	14.5	38.6	40.1
Other expense, net	52.9	0.8	58.5	6.2

Income before income taxes	10.1	24.0	117.7	23.9
Income tax expense	3.8	5.4	24.8	5.9

Net income	$6.3	$18.6	$92.9	$18.0

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.38	$1.87	$0.36
Diluted	$0.12	$0.38	$1.85	$0.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49.7	48.8	49.5	48.7
Diluted	50.3	49.2	50.1	49.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Net income	$6.3	$18.6	$92.9	$18.0
Other comprehensive income (loss), net of tax:
Net gain (loss) on derivative instruments, net of tax of $(0.7), $3.5, $0.5 and $3.1, respectively	2.3	(10.9)	(1.4)	(9.7)
Pension and postretirement benefits, net of tax of $(8.4), $(0.4), $(9.0) and $(1.3), respectively	27.0	1.1	28.6	3.2
Foreign currency translation	(2.2)	2.3	0.5	5.9
Total other comprehensive income (loss), net of tax	27.1	(7.5)	27.7	(0.6)
Comprehensive income, net of tax	$33.4	$11.1	$120.6	$17.4

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2024	2023
OPERATING ACTIVITIES
Net income	$92.9	$18.0
Adjustments to reconcile net income to net cash provided from (used for) operating activities:
Depreciation and amortization	100.8	97.5
Goodwill impairment charge	14.1	—
Deferred income taxes	(11.3)	—
Net pension expense	69.8	14.9
Share-based compensation expense	13.7	10.4
Net loss on disposals of property, plant and equipment	3.5	0.7
Changes in working capital and other:
Accounts receivable	9.3	(130.6)
Inventories	(155.6)	(213.5)
Other current assets	(19.2)	(0.3)
Accounts payable	(1.0)	42.0
Accrued liabilities	(5.2)	8.4
Pension plan contributions	(4.9)	—
Other postretirement plan contributions	(1.8)	(2.6)
Other, net	0.3	(5.1)
Net cash provided from (used for) operating activities	105.4	(160.2)
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(68.9)	(51.5)
Proceeds from disposals of property, plant and equipment	0.1	—
Net cash used for investing activities	(68.8)	(51.5)
FINANCING ACTIVITIES
Short-term credit agreement borrowings, net change	—	3.6
Credit agreement borrowings	62.5	183.7
Credit agreement repayments	(62.5)	(78.7)
Dividends paid	(29.9)	(29.5)
Proceeds from stock options exercised	19.8	1.5
Withholding tax payments on share-based compensation awards	(18.2)	(3.5)
Net cash (used for) provided from financing activities	(28.3)	77.1
Effect of exchange rate changes on cash and cash equivalents	0.7	2.7
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9.0	(131.9)
Cash and cash equivalents at beginning of year	44.5	154.2
Cash and cash equivalents at end of period	$53.5	$22.3
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities: Purchase of property, plant, equipment and software	$11.6	$11.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at December 31, 2023	$283.2	$327.9	$1,294.8	$(289.7)	$(142.4)	$1,473.8
Net income			6.3			6.3
Net gain on derivative instruments, net of tax					2.3	2.3
Pension and postretirement benefits, net of tax					27.0	27.0
Foreign currency translation					(2.2)	(2.2)
Cash dividends:
Common @ $0.20 per share			(10.1)			(10.1)
Share-based compensation plans		4.9		0.2		5.1
Stock options exercised		0.4				0.4
Balances at March 31, 2024	$283.2	$333.2	$1,291.0	$(289.5)	$(115.3)	$1,502.6

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at December 31, 2022	$280.1	$315.3	$1,190.7	$(298.4)	$(166.6)	$1,321.1
Net income			18.6			18.6
Net loss on derivative instruments, net of tax					(10.9)	(10.9)
Pension and postretirement benefits, net of tax					1.1	1.1
Foreign currency translation					2.3	2.3
Cash dividends:
Common @ $0.20 per share			(9.8)			(9.8)
Share-based compensation plans		3.3				3.3
Stock options exercised	0.2	1.3				1.5
Balances at March 31, 2023	$280.3	$319.9	$1,199.5	$(298.4)	$(174.1)	$1,327.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2023	$280.7	$328.4	$1,228.0	$(298.0)	$(143.0)	$1,396.1
Net income			92.9			92.9
Net loss on derivative instruments, net of tax					(1.4)	(1.4)
Pension and postretirement benefits, net of tax					28.6	28.6
Foreign currency translation					0.5	0.5
Cash dividends:
Common @ $0.60 per share			(29.9)			(29.9)
Share-based compensation plans		(4.5)		8.5		4.0
Stock options exercised	2.5	9.3				11.8
Balances at March 31, 2024	$283.2	$333.2	$1,291.0	$(289.5)	$(115.3)	$1,502.6

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2022	$280.1	$320.3	$1,211.0	$(307.4)	$(173.5)	$1,330.5
Net income			18.0			18.0
Net loss on derivative instruments, net of tax					(9.7)	(9.7)
Pension and postretirement benefits, net of tax					3.2	3.2
Foreign currency translation					5.9	5.9
Cash dividends:
Common @ $0.60 per share			(29.5)			(29.5)
Share-based compensation plans		(1.7)		9.0		7.3
Stock options exercised	0.2	1.3				1.5
Balances at March 31, 2023	$280.3	$319.9	$1,199.5	$(298.4)	$(174.1)	$1,327.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2023 consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the "2023 Form 10-K"). Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the operating results for any future period.

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $13.7 million and $14.0 million at March 31, 2024 and June 30, 2023, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the three and nine months ended March 31, 2024 and 2023 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of the Company's contract liabilities are recognized within a twelve-month period.

The Company has elected to use the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical locations. Comparative information of the Company's overall revenues by end-use markets and geographic locations for the three and nine months ended March 31, 2024 and 2023 were as follows:

End-Use Market	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$367.3	$30.5	$(6.7)	$391.1	$321.6	$31.2	$(8.6)	$344.2
Medical	77.7	35.0	(13.1)	99.6	63.9	32.8	(10.5)	86.2
Transportation	33.0	1.8	(0.4)	34.4	51.2	1.8	(0.2)	52.8
Energy	37.5	1.2	—	38.7	42.8	3.9	(0.1)	46.6
Industrial and Consumer	93.0	10.4	(5.8)	97.6	123.9	15.8	(9.0)	130.7
Distribution	—	23.5	—	23.5	—	29.6	—	29.6
Total net sales	$608.5	$102.4	$(26.0)	$684.9	$603.4	$115.1	$(28.4)	$690.1

Geographic Location	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$335.4	$56.0	$(8.1)	$383.3	$368.4	$61.5	$(10.3)	$419.6
Europe	127.0	22.4	(7.8)	141.6	112.8	23.5	(6.1)	130.2
Asia Pacific	94.3	10.4	(10.0)	94.7	78.3	12.5	(12.0)	78.8
Mexico	20.9	8.5	(0.1)	29.3	15.9	9.2	—	25.1
Canada	18.5	2.8	—	21.3	13.9	4.9	0.1	18.9
Other	12.4	2.3	—	14.7	14.1	3.5	(0.1)	17.5
Total net sales	$608.5	$102.4	$(26.0)	$684.9	$603.4	$115.1	$(28.4)	$690.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

End-Use Market	Nine Months Ended March 31, 2024				Nine Months Ended March 31, 2023
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,001.5	$81.5	$(18.3)	$1,064.7	$832.1	$75.0	$(21.2)	$885.9
Medical	198.6	103.1	(34.5)	267.2	154.2	90.3	(25.4)	219.1
Transportation	108.0	6.0	(0.3)	113.7	127.2	4.6	(0.7)	131.1
Energy	129.0	6.4	—	135.4	101.4	7.9	0.1	109.4
Industrial and Consumer	290.9	29.7	(13.6)	307.0	331.7	45.9	(22.3)	355.3
Distribution	—	73.2	(0.1)	73.1	—	91.4	(0.1)	91.3
Total net sales	$1,728.0	$299.9	$(66.8)	$1,961.1	$1,546.6	$315.1	$(69.6)	$1,792.1

Geographic Location	Nine Months Ended March 31, 2024				Nine Months Ended March 31, 2023
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$1,002.4	$168.2	$(19.9)	$1,150.7	$942.7	$178.1	$(27.8)	$1,093.0
Europe	313.8	57.8	(16.1)	355.5	262.8	58.8	(13.4)	308.2
Asia Pacific	279.3	32.3	(30.9)	280.7	214.9	29.6	(28.3)	216.2
Mexico	61.6	26.5	—	88.1	60.0	30.3	—	90.3
Canada	39.4	9.7	—	49.1	34.6	11.3	—	45.9
Other	31.5	5.4	0.1	37.0	31.6	7.0	(0.1)	38.5
Total net sales	$1,728.0	$299.9	$(66.8)	$1,961.1	$1,546.6	$315.1	$(69.6)	$1,792.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The calculations of basic and diluted earnings per common share for the three and nine months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$6.3	$18.6	$92.9	$18.0
Dividends allocated to participating securities	(0.1)	(0.1)	(0.2)	(0.3)
Earnings available for common stockholders used in calculation of basic earnings per common share	$6.2	$18.5	$92.7	$17.7

Weighted average number of common shares outstanding, basic	49.7	48.8	49.5	48.7

Basic earnings per common share	$0.12	$0.38	$1.87	$0.36

Net income	$6.3	$18.6	$92.9	$18.0
Dividends allocated to participating securities	(0.1)	(0.1)	(0.2)	(0.3)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$6.2	$18.5	$92.7	$17.7

Weighted average number of common shares outstanding, basic	49.7	48.8	49.5	48.7
Effect of shares issuable under share-based compensation plans	0.6	0.4	0.6	0.3
Weighted average number of common shares outstanding, diluted	50.3	49.2	50.1	49.0

Diluted earnings per common share	$0.12	$0.38	$1.85	$0.36

The following awards issued under share-based compensation plans were excluded from the above calculations of diluted earnings per share because their effects were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2024	2023	2024	2023
Stock options	—	0.6	—	1.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Inventories

Inventories consisted of the following components as of March 31, 2024 and June 30, 2023:

($ in millions)	March 31, 2024	June 30, 2023
Raw materials and supplies	$186.7	$157.7
Work in process	468.1	370.1
Finished and purchased products	141.3	111.9
Total inventories	$796.1	$639.7

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company values other inventory at the lower of cost or net realizable value, determined by the first-in, first-out and average cost methods. As of March 31, 2024 and June 30, 2023, $157.7 million and $133.2 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

6.    Goodwill

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

As of June 30, 2023, the Company had three reporting units with goodwill recorded. Goodwill associated with the SAO reporting was $195.5 million and represented approximately 81 percent of total goodwill. The remaining goodwill was associated with the PEP segment, which included two reporting units, Dynamet and Latrobe Distribution, with goodwill recorded of $31.8 million and $14.1 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the quarter ended March 31, 2024, the Company identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates has contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite efforts of the Company to mitigate the market challenges, results have not improved for the Latrobe Distribution reporting unit during the quarter ended March 31, 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered.

The Company determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the quarter ended March 31, 2024, which represented the entire balance of goodwill for this reporting unit. The fair value was estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques. After the impairment loss recognized during the quarter ended March 31, 2024, the Company has two reporting units with goodwill recorded. As of March 31, 2024, goodwill associated with the SAO reporting unit is $195.5 million and represents approximately 86 percent of total goodwill. The remaining goodwill of $31.8 million as of March 31, 2024 is associated with the Dynamet reporting unit in the PEP segment. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and the Dynamet reporting unit. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining the fair value of the reporting units.

Accumulated goodwill impairment losses of $148.7 million are related solely to the PEP segment. The changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2024 were as follows:

($ in millions)	June 30, 2023	Impairment	March 31, 2024
Goodwill	$376.0	$—	$376.0
Accumulated impairment losses	(134.6)	(14.1)	(148.7)
Total goodwill	$241.4	$(14.1)	$227.3

Specialty Alloys Operations	$195.5	$—	$195.5
Performance Engineered Products	45.9	(14.1)	31.8
Total goodwill	$241.4	$(14.1)	$227.3

7.    Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2024 and June 30, 2023:

($ in millions)	March 31, 2024	June 30, 2023
Accrued compensation and benefits	$100.4	$92.4
Accrued postretirement benefits	16.1	16.1
Contract liabilities	13.7	14.0
Current portion of lease liabilities	8.6	9.1
Derivative financial instruments	8.0	6.4
Accrued interest expense	6.4	18.5
Accrued taxes	4.4	4.9
Accrued pension liabilities	3.3	3.3
Accrued income taxes	1.7	2.5
Other	15.6	14.1
Total accrued liabilities	$178.2	$181.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Pension and Other Postretirement Benefits

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the three and nine months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	2024	2023
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$2.1	$2.0	$0.3	$0.5
Interest cost	10.4	11.5	2.6	2.4
Expected return on plan assets	(8.3)	(11.2)	(1.8)	(1.7)
Amortization of net loss (gain)	1.9	2.4	(0.6)	(0.4)
Amortization of prior service cost (credits)	0.5	0.5	(1.0)	(1.0)
Pension settlement charge	51.9	—	—	—
Net pension expense (income)	$58.5	$5.2	$(0.5)	$(0.2)

	Nine Months Ended March 31,
	2024	2023	2024	2023
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$6.2	$5.9	$1.1	$1.5
Interest cost	34.0	34.5	7.6	7.2
Expected return on plan assets	(28.5)	(33.6)	(5.5)	(5.1)
Amortization of net loss (gain)	6.2	7.2	(1.9)	(1.2)
Amortization of prior service cost (credits)	1.6	1.5	(2.9)	(3.0)
Pension settlement charge	51.9	—	—	—
Net pension expense (income)	$71.4	$15.5	$(1.6)	$(0.6)
In the quarter ended March 31, 2024, the Company executed a buy-out annuity transaction for the Company's largest defined benefit plan. The Company determined that the annuity settlement and lump-sum payments exceeded the threshold of service cost and interest cost components and therefore settlement accounting was required. As a result, the Company recorded a noncash settlement charge of $51.9 million in the quarter ended March 31, 2024 within other expense, net. The settlement triggered a remeasurement for the affected benefit plan in the quarter ended March 31, 2024 using a weighted average discount rate of 5.90 percent compared to the rate of 5.85 percent utilized at June 30, 2023. The impact of the remeasurement increased the anticipated full fiscal year net pension expense by $0.5 million of which $0.2 million was recognized within pension earnings, interest and deferrals in the current quarter. The remeasurement also resulted in an increase of accrued pension liabilities and accumulated other comprehensive loss of $17.4 million based on the current discount rate and lower than anticipated investment returns.
During the nine months ended March 31, 2024 and 2023, the Company made $4.9 million and $0.0 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make $6.4 million of required cash pension contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2024.

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

As of March 31, 2024, the Company had $1.2 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of $348.8 million remains available to the Company.

Interest on the borrowings under the Credit Facility accrues at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.75% to 2.50% (1.75% as of March 31, 2024), and for Base Rate-determined loans, from 0.75% to 1.50% (0.75% as of March 31, 2024). The Company also pays a quarterly commitment fee ranging from 0.250% to 0.375% (0.250% as of March 31, 2024), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.75% to 2.50% (1.75% as of March 31, 2024), with respect to letters of credit issued under the Credit Facility. As of March 31, 2024, the borrowing rate for the Credit Facility was 7.08%.

The Company is subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of March 31, 2024, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of March 31, 2024 and June 30, 2023 consisted of the following:

($ in millions)	March 31, 2024	June 30, 2023
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at March 31, 2024 and June 30, 2023)	$397.0	$396.5
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at March 31, 2024 and June 30, 2023)	296.9	296.5
Total debt	693.9	693.0
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$693.9	$693.0

For the three months ended March 31, 2024 and 2023, interest costs totaled $13.3 million and $15.0 million, respectively, of which $0.4 million and $0.5 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the nine months ended March 31, 2024 and 2023, interest costs totaled $39.8 million and $41.1 million, respectively, of which $1.2 million and $1.0 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

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

During the nine months ended March 31, 2024, the Company increased the liability for environmental remediation costs by $0.5 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2024 and June 30, 2023 were $17.0 million and $16.5 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

March 31, 2024	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.1
Liabilities:
Derivative financial instruments	$9.6

June 30, 2023	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$3.7
Liabilities:
Derivative financial instruments	$6.8

The Company's derivative financial instruments consist of commodity forward contracts and foreign currency forward contracts. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to commodity prices and foreign exchange rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company's use of derivatives and hedging policies is more fully discussed in Note 12. Derivatives and Hedging Activities.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2024		June 30, 2023
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$693.9	$708.9	$693.0	$698.1
Company-owned life insurance	$30.2	$30.2	$26.2	$26.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of long-term debt as of March 31, 2024 and June 30, 2023 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of company-owned life insurance as of March 31, 2024 and June 30, 2023 reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

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

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive (loss) income ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2024, the Company had forward contracts to purchase 1.9 million pounds of certain raw materials with settlement dates through December 2025.

Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. The Company had no qualifying foreign currency hedge contracts as of March 31, 2024 and June 30, 2023 or during the nine months ended March 31, 2024 and 2023.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense, net. As of March 31, 2024 and June 30, 2023, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2024 and June 30, 2023:

March 31, 2024	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$0.1	$—	$0.1
Other assets	—	—	—
Total asset derivatives	$0.1	$—	$0.1
Liability Derivatives:
Accrued liabilities	$0.2	$7.8	$8.0
Other liabilities	1.2	0.4	1.6
Total liability derivatives	$1.4	$8.2	$9.6

June 30, 2023	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$2.1	$1.6	$3.7
Other assets	—	—	—
Total asset derivatives	$2.1	$1.6	$3.7
Liability Derivatives:
Accrued liabilities	$—	$6.4	$6.4
Other liabilities	—	0.4	0.4
Total liability derivatives	$—	$6.8	$6.8

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives and total liability derivatives would have remained unchanged at $0.1 million and $9.6 million, respectively, as of March 31, 2024.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of March 31, 2024 and June 30, 2023, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains on cash flow hedges recognized during the three and nine months ended March 31, 2024 and 2023:

	Amount of Loss Recognized in AOCI on Derivatives
	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(1.2)	$(13.5)	$(9.3)	$(3.9)
Total	$(1.2)	$(13.5)	$(9.3)	$(3.9)

		Amount of (Loss) Gain Reclassified from AOCI into Income
	Location of (Loss) Gain Reclassified from AOCI into Income	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)		2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(4.2)	$1.0	$(7.4)	$8.9
Total		$(4.2)	$1.0	$(7.4)	$8.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow and fair value hedges are recorded during the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$537.9	$596.6

(Loss) Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of (loss) gain reclassified from AOCI to income	$(4.2)	$1.0
Total (loss) gain	$(4.2)	$1.0

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statement of operations in which the effects of cash flow and fair value hedges are recorded	$1,567.4	$1,573.9

(Loss) Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of (loss) gain reclassified from AOCI to income	$(7.4)	$8.9
Total (loss) gain	$(7.4)	$8.9

The Company estimates that $3.3 million of net derivative losses included in AOCI as of March 31, 2024 will be reclassified into income within the next 12 months. No significant cash flow hedges were discontinued during the three and nine months ended March 31, 2024.

As of March 31, 2024 and June 30, 2023, there were no amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk.

13.    Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	$(2.5)	$(1.5)	$(5.0)	$(2.1)
Interest income	(0.1)	(0.1)	(0.4)	(0.2)
Foreign exchange (gains) losses	(0.1)	(0.1)	1.3	1.1
Pension earnings, interest and deferrals	3.7	2.5	10.6	7.5
Pension settlement charge	51.9	—	51.9	—
Other	—	—	0.1	(0.1)
Total other expense, net	$52.9	$0.8	$58.5	$6.2

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

Income tax expense was $3.8 million, or 37.6 percent of pre-tax income for the three months ended March 31, 2024, as compared with income tax expense of $5.4 million, or 22.5 percent of pre-tax income for the three months ended March 31, 2023. Income tax expense for the nine months ended March 31, 2024 was $24.8 million, or 21.1 percent of pre-tax income as compared with income tax expense of $5.9 million, or 24.7 percent of pre-tax income for the nine months ended March 31, 2023.

Income tax expense for the three months ended March 31, 2024 includes the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included are discrete tax benefits of $12.4 million associated with the pension settlement charge and $1.4 million as a result of changes in the Company's prior year tax positions. Excluding the discrete tax impacts of the pension settlement charge, non-deductible goodwill impairment charge and changes in the Company's prior year tax positions, the tax rate for the three months ended March 31, 2024, would have been 23.1 percent. Income tax expense for the three months ended March 31, 2023, included the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included was a discrete tax benefit of $0.2 million for anticipated interest on Internal Revenue Service ("IRS") income tax refund claims and a discrete tax charge of $0.2 million as a result of changes in the Company's prior year tax positions.

Income tax expense for the nine months ended March 31, 2024 includes the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included are discrete tax benefits of $12.4 million associated with the pension settlement charge, $1.4 million as a result of changes in the Company's prior year tax positions and $4.7 million attributable to employee share-based compensation. Excluding the discrete tax impact of the pension settlement charge, non-deductible goodwill impairment charge and changes in the Company's prior year tax positions, the tax rate for the nine months ended March 31, 2024, would have been 21.0 percent. Income tax expense for the nine months ended March 31, 2023, included the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included was a discrete tax benefit of $0.8 million for anticipated interest on IRS income tax refund claims as well as a discrete tax charges of $0.6 million for the impact of a state tax legislative change and $0.5 million as a result of changes in the Company's prior year tax positions.

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

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three and nine months ended March 31, 2024 or March 31, 2023. On a consolidated basis, no single customer accounted for 10 percent or more of accounts receivable outstanding at March 31, 2024 or June 30, 2023.

Net Sales	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Specialty Alloys Operations	$608.5	$603.4	$1,728.0	$1,546.6
Performance Engineered Products	102.4	115.1	299.9	315.1
Intersegment	(26.0)	(28.4)	(66.8)	(69.6)
Consolidated net sales	$684.9	$690.1	$1,961.1	$1,792.1

Operating Income	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Specialty Alloys Operations	$103.5	$49.0	$267.6	$99.1
Performance Engineered Products	9.2	10.2	25.4	25.9
Corporate	(37.1)	(19.6)	(79.1)	(53.1)
Intersegment	0.3	(0.3)	0.9	(1.7)
Consolidated operating income	$75.9	$39.3	$214.8	$70.2

Depreciation and Amortization	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Specialty Alloys Operations	$28.8	$27.5	$85.0	$81.9
Performance Engineered Products	4.1	4.0	12.1	11.7
Corporate	1.2	1.3	3.7	3.9
Consolidated depreciation and amortization	$34.1	$32.8	$100.8	$97.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Expenditures	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Specialty Alloys Operations	$17.6	$18.0	$56.6	$45.4
Performance Engineered Products	3.2	2.0	9.4	5.1
Corporate	0.8	0.5	2.9	1.0
Consolidated capital expenditures	$21.6	$20.5	$68.9	$51.5

Total Assets	March 31, 2024	June 30, 2023
($ in millions)
Specialty Alloys Operations	$2,558.3	$2,461.2
Performance Engineered Products	446.6	451.6
Corporate	191.0	159.0
Intersegment	(19.7)	(17.9)
Consolidated total assets	$3,176.2	$3,053.9

16.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended March 31, 2024 and 2023 were as follows:

Three Months Ended March 31, 2024 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at December 31, 2023	$(10.7)	$(93.9)	$(37.8)	$(142.4)
Other comprehensive (loss) income before reclassifications	(0.9)	(13.2)	(2.2)	(16.3)
Amounts reclassified from AOCI (b)	3.2	40.2	—	43.4
Net other comprehensive income (loss)	2.3	27.0	(2.2)	27.1
Balances at March 31, 2024	$(8.4)	$(66.9)	$(40.0)	$(115.3)

Three Months Ended March 31, 2023 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at December 31, 2022	$6.7	$(130.8)	$(42.5)	$(166.6)
Other comprehensive (loss) income before reclassifications	(10.1)	—	2.3	(7.8)
Amounts reclassified from AOCI (b)	(0.8)	1.1	—	0.3
Net other comprehensive (loss) income	(10.9)	1.1	2.3	(7.5)
Balances at March 31, 2023	$(4.2)	$(129.7)	$(40.2)	$(174.1)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in AOCI by component, net of tax, for the nine months ended March 31, 2024 and 2023 were as follows:

Nine Months Ended March 31, 2024 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2023	$(7.0)	$(95.5)	$(40.5)	$(143.0)
Other comprehensive (loss) income before reclassifications	(7.1)	(13.2)	0.5	(19.8)
Amounts reclassified from AOCI (b)	5.7	41.8	—	47.5
Net other comprehensive (loss) income	(1.4)	28.6	0.5	27.7
Balances at March 31, 2024	$(8.4)	$(66.9)	$(40.0)	$(115.3)

Nine Months Ended March 31, 2023 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2022	$5.5	$(132.9)	$(46.1)	$(173.5)
Other comprehensive (loss) income before reclassifications	(3.0)	—	5.9	2.9
Amounts reclassified from AOCI (b)	(6.7)	3.2	—	(3.5)
Net other comprehensive (loss) income	(9.7)	3.2	5.9	(0.6)
Balances at March 31, 2023	$(4.2)	$(129.7)	$(40.2)	$(174.1)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.
The following is a summary of amounts reclassified from AOCI for the three and nine months ended March 31, 2024 and 2023:

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
($ in millions) (a)		2024	2023	2024	2023
Cash flow hedging items:
Commodity contracts	Cost of sales	$(4.2)	$1.0	$(7.4)	$8.9
Total before tax		(4.2)	1.0	(7.4)	8.9
Tax benefit (expense)		1.0	(0.2)	1.7	(2.2)
Net of tax		$(3.2)	$0.8	$(5.7)	$6.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
($ in millions) (a)		2024	2023	2024	2023
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(1.3)	$(2.0)	$(4.3)	$(6.0)
Prior service benefit	(b)	0.5	0.5	1.3	1.5
Settlement charge	(b)	(51.9)	—	(51.9)	—
Total before tax		(52.7)	(1.5)	(54.9)	(4.5)
Tax benefit		12.5	0.4	13.1	1.3
Net of tax		$(40.2)	$(1.1)	$(41.8)	$(3.2)

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2023 Form 10-K. Our discussions here focus on our results during or as of the three and nine-month periods ended March 31, 2024 and the comparable periods of fiscal year 2023, and to the extent applicable, on material changes from information discussed in the 2023 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2023 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Approximately 45 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings/loss when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and in certain cases extending to a longer-term, our customer arrangements.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant remeasurement event occurs. We currently expect the total net pension expense for fiscal year 2024 will be $76.0 million as compared with total net pension expense of $19.9 million in fiscal year 2023.

In the quarter ended March 31, 2024, we executed a buy-out annuity transaction for our largest defined benefit plan. We determined that the annuity settlement and lump-sum payments exceeded the threshold of service cost and interest cost components and therefore settlement accounting was required. As a result, we recorded a noncash settlement charge of $51.9 million in the quarter ended March 31, 2024.

The following is the net pension expense for the three and nine months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Pension plans	$58.5	$5.2	$71.4	$15.5
Other postretirement plans	(0.5)	(0.2)	(1.6)	(0.6)
Net pension expense	$58.0	$5.0	$69.8	$14.9

Net pension expense is recorded in accounts that are included in cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense, net. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Service cost included in Cost of sales	$2.1	$2.2	$6.4	$6.5
Service cost included in Selling, general and administrative expenses	0.3	0.3	0.9	0.9
Pension earnings, interest and deferrals included in Other expense, net	3.7	2.5	10.6	7.5
Pension settlement charge included in Other expense, net	51.9	—	51.9	—
Net pension expense	$58.0	$5.0	$69.8	$14.9

As of March 31, 2024 and June 30, 2023, service cost amounts related to the net pension expense capitalized in gross inventory were $1.4 million and $2.8 million, respectively.

Operating Performance Overview and Outlook

In the quarter ended March 31, 2024 we reported operating income of $75.9 million, an increase of $36.6 million compared to the prior year same quarter. Excluding the noncash special item, as identified below, adjusted operating income was $90.0 million. The strong performance in the quarter ended March 31, 2024 is driven by improved productivity, product mix optimization and pricing actions. Notably, the SAO segment exceeded expectations delivering $103.5 million of operating income with an adjusted operating margin of 21.4 percent driven by higher sales and expanding margins. This represents a meaningful increase over the prior year same quarter of 11.9 percent adjusted operating margin. During the three months ended March 31, 2024, we recorded a noncash goodwill impairment charge of $14.1 million related to our Latrobe Distribution reporting unit.

Further, our operating income in the nine months ended March 31, 2024, was $214.8 million. Excluding the noncash special item, adjusted operating income for the nine months ended March 31, 2024 was $228.9 million compared with operating income of $70.2 million in the nine months ended March 31, 2023. In addition to the strong operating performance, we generated $105.4 million of cash from operating activities in the nine months ended March 31, 2024, as compared with cash used for operating activities of $160.2 million in the nine months ended March 31, 2023.

Looking ahead, our fiscal year 2024 projection represents a meaningful step towards our goal of doubling our fiscal year 2019 operating income. With improving productivity and expanding margins, we see opportunity to accelerate the attainment of our goal to fiscal year 2026 versus our original target of fiscal year 2027.

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

Results of Operations — Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

For the three months ended March 31, 2024, we reported net income of $6.3 million, or $0.12 per diluted share. Excluding special items, as identified below, adjusted earnings per diluted share was $1.19 for the three months ended March 31, 2024. This compares with net income for the three months ended March 31, 2023 of $18.6 million, or $0.38 per diluted share. The results for the three months ended March 31, 2024 reflect stronger product mix, higher prices and improved operational efficiencies, partially offset by inflationary cost increases compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, we recognized a noncash goodwill impairment charge of $14.1 million related to our Latrobe Distribution reporting unit. The current quarter results also include a noncash pension settlement charge of $51.9 million which did not occur in the prior year period.

Net Sales

Net sales for the three months ended March 31, 2024 were $684.9 million, which was a 1 percent decrease over the three months ended March 31, 2023. The decrease in net sales is a result of lower commodity prices driving lower raw material surcharge revenue. Excluding surcharge revenue, sales increased 13 percent on a 12 percent decrease in shipment volume from the three months ended March 31, 2023. The results excluding surcharge revenue reflect realized price increases, improving product mix as well as stronger demand in the end-use markets of Aerospace and Defense and Medical during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Excluding surcharge revenue, sales in the Aerospace and Defense end-use market increased 30 percent compared to the three months ended March 31, 2023.

Geographically, sales in the United States decreased 9 percent from the three months ended March 31, 2023, to $383.3 million. Excluding surcharge revenue, domestic sales increased 5 percent from the three months ended March 31, 2023 driven by stronger demand in the end-use markets of Aerospace and Defense and Medical. Sales outside the United States increased 11 percent from the three months ended March 31, 2023, to $301.6 million for the three months ended March 31, 2024. Excluding surcharge revenue, sales outside the United States increased 24 percent from the three months ended March 31, 2023, reflecting stronger demand in the end-use markets of Aerospace and Defense, Medical and Energy in the European and Asia Pacific regions compared to the three months ended March 31, 2023. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $0.4 million increase in sales during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Net sales outside the United States represented 44 percent and 39 percent of total net sales for the three months ended March 31, 2024 and 2023, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by end-use markets:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$391.1	$344.2	$46.9	14%
Medical	99.6	86.2	13.4	16%
Transportation	34.4	52.8	(18.4)	(35)%
Energy	38.7	46.6	(7.9)	(17)%
Industrial and Consumer	97.6	130.7	(33.1)	(25)%
Distribution	23.5	29.6	(6.1)	(21)%
Total net sales	$684.9	$690.1	$(5.2)	(1)%

The following table includes comparative information for our net sales by the same end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$315.1	$241.5	$73.6	30%
Medical	84.2	62.2	22.0	35%
Transportation	26.3	34.0	(7.7)	(23)%
Energy	27.8	28.6	(0.8)	(3)%
Industrial and Consumer	77.1	95.7	(18.6)	(19)%
Distribution	23.3	29.5	(6.2)	(21)%
Total net sales excluding surcharge revenue	$553.8	$491.5	$62.3	13%

Sales to the Aerospace and Defense end-use market increased 14 percent from the three months ended March 31, 2023, to $391.1 million. Excluding surcharge revenue, sales increased 30 percent from the three months ended March 31, 2023, on a 6 percent increase in shipment volume. The results for the three months ended March 31, 2024 reflect increasing activity levels across the aerospace supply chain due to higher aircraft build rates to replace aging fleets and meet increasing passenger travel demand. The three months ended March 31, 2024, also reflect higher sales in the Defense end-use market in response to global threats.

Medical end-use market sales increased 16 percent from the three months ended March 31, 2023, to $99.6 million. Excluding surcharge revenue, sales increased 35 percent on 10 percent higher shipment volume from the three months ended March 31, 2023. For the three months ended March 31, 2024, results reflect stronger demand as a result of the medical supply chain replenishing inventory levels and meeting increased demand for elective medical procedures particularly in the orthopedic, cardiology and dental sub-markets compared to the three months ended March 31, 2023.

Transportation end-use market sales decreased 35 percent from the three months ended March 31, 2023, to $34.4 million. Excluding surcharge revenue, sales decreased 23 percent on a 35 percent decrease in shipment volume from the three months ended March 31, 2023. The results reflect declining light and heavy-duty build rates compared to the three months ended March 31, 2023.

Sales to the Energy end-use market of $38.7 million in the three months ended March 31, 2024 reflect a 17 percent decrease from the three months ended March 31, 2023. Excluding surcharge revenue, sales decreased 3 percent on an 8 percent decrease in shipment volume from the three months ended March 31, 2023. The results reflect lower demand for power generation materials partially offset by higher global oil consumption benefiting the oil and gas sub-market compared to the three months ended March 31, 2023.

Industrial and Consumer end-use market sales decreased 25 percent from the three months ended March 31, 2023, to $97.6 million. Excluding surcharge revenue, sales decreased 19 percent on 37 percent lower shipment volume from the three months ended March 31, 2023. The results reflect lower demand for most applications in the Industrial and Consumer end-use market partially offset by an increase in the electronics sub-market compared to the three months ended March 31, 2023.

Gross Profit

Our gross profit in the three months ended March 31, 2024, increased to $147.0 million, or 21.5 percent of net sales, as compared with $93.5 million, or 13.5 percent of net sales in the three months ended March 31, 2023. Excluding the impact of surcharge revenue, our adjusted gross margin in the three months ended March 31, 2024, was 26.5 percent as compared to 19.0 percent in the three months ended March 31, 2023. The increased gross profit for the three months ended March 31, 2024 reflects realized price increases, lower material costs and significant productivity gains.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative three-month periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2024	2023
Net sales	$684.9	$690.1
Less: surcharge revenue	131.1	198.6
Net sales excluding surcharge revenue	$553.8	$491.5

Gross profit	$147.0	$93.5

Gross margin	21.5%	13.5%

Gross margin excluding surcharge revenue	26.5%	19.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended March 31, 2024, were $57.0 million or 8.3 percent of net sales (10.3 percent of net sales excluding surcharge) as compared with $54.2 million or 7.9 percent of net sales (11.0 percent of net sales excluding surcharge) in the three months ended March 31, 2023. The selling, general and administrative expenses for the three months ended March 31, 2024 reflect higher salary, benefit and variable compensation costs compared to the three months ended March 31, 2023.

Goodwill Impairment Charge

During the quarter ended March 31, 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates has contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite our efforts to mitigate the market challenges, results have not improved for the Latrobe Distribution reporting unit during the quarter ended March 31, 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered. We determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the quarter ended March 31, 2024, which represented the entire balance of goodwill for this reporting unit. No goodwill impairment charges were recognized during the three months ended March 31, 2023.

Operating Income

Our operating income in the three months ended March 31, 2024, was $75.9 million, or 11.1 percent of net sales, as compared with operating income of $39.3 million or 5.7 percent of net sales in the three months ended March 31, 2023. Excluding surcharge revenue and the noncash special item, adjusted operating margin was 16.3 percent for the three months ended March 31, 2024, as compared with 8.0 percent for the three months ended March 31, 2023. The operating results for the three months ended March 31, 2024 reflect stronger product mix, higher prices and improved operational efficiencies, partially offset by inflationary cost increases compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, we recognized a noncash goodwill impairment charge of $14.1 million related to our Latrobe Distribution reporting unit.

The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales and excluding the special item. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Three Months Ended March 31,
($ in millions)	2024	2023
Net sales	$684.9	$690.1
Less: surcharge revenue	131.1	198.6
Net sales excluding surcharge revenue	$553.8	$491.5

Operating income	$75.9	$39.3
Special item:
Goodwill impairment	14.1	—
Adjusted operating income excluding special item	$90.0	$39.3

Operating margin	11.1%	5.7%

Adjusted operating margin excluding surcharge revenue and special item	16.3%	8.0%

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2024, was $12.9 million compared with $14.5 million in the three months ended March 31, 2023. Capitalized interest reduced interest expense by $0.4 million for the three months ended March 31, 2024, and $0.5 million for the three months ended March 31, 2023. The lower interest expense, net is largely due to less short-term borrowings under our Credit Facility compared to the three months ended March 31, 2023.

Other Expense, Net

Other expense, net for the three months ended March 31, 2024, was $52.9 million as compared with $0.8 million of other expense, net for the three months ended March 31, 2023. The three months ended March 31, 2024, reflects $3.7 million of expense from pension earnings, interest and deferrals compared to $2.5 million of expense from pension earnings, interest and deferrals in the three months ended March 31, 2023, driven by lower than expected returns on plan assets. The results for the three months ended March 31, 2024 also include a noncash pension settlement charge of $51.9 million.

Income Taxes

Income tax expense was $3.8 million, or 37.6 percent of pre-tax income for the three months ended March 31, 2024, as compared with income tax expense of $5.4 million, or 22.5 percent of pre-tax income for the three months ended March 31, 2023. Income tax expense for the three months ended March 31, 2024 includes the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included are discrete tax benefits of $12.4 million associated with the pension settlement charge and $1.4 million as a result of changes in our prior year tax positions. Excluding the discrete tax impacts of the pension settlement charge, non-deductible goodwill impairment charge and changes in our prior year tax positions, the tax rate for the three months ended March 31, 2024, would have been 23.1 percent. Income tax expense for the three months ended March 31, 2023, included the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included was a discrete tax benefit of $0.2 million for anticipated interest on IRS income tax refund claims and a discrete tax charge of $0.2 million as a result of changes in our prior year tax positions.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for our volumes by business segment:

Pounds sold	Three Months Ended March 31,		Pounds (Decrease)	% (Decrease)
(in thousands)	2024	2023
Specialty Alloys Operations	50,846	56,516	(5,670)	(10)%
Performance Engineered Products *	2,618	3,232	(614)	(19)%
Intersegment	(3,256)	(2,446)	(810)	(33)%
Total pounds sold	50,208	57,302	(7,094)	(12)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$608.5	$603.4	$5.1	1%
Performance Engineered Products	102.4	115.1	(12.7)	(11)%
Intersegment	(26.0)	(28.4)	2.4	8%
Total net sales	$684.9	$690.1	$(5.2)	(1)%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$483.0	$411.5	$71.5	17%
Performance Engineered Products	94.6	103.8	(9.2)	(9)%
Intersegment	(23.8)	(23.8)	—	—%
Total net sales excluding surcharge revenue	$553.8	$491.5	$62.3	13%

Specialty Alloys Operations Segment

Net sales for the three months ended March 31, 2024 for the SAO segment increased 1 percent to $608.5 million, as compared with $603.4 million in the three months ended March 31, 2023. Excluding surcharge revenue, net sales for the three months ended March 31, 2024 increased 17 percent on 10 percent lower shipment volume compared to the three months ended March 31, 2023. The higher sales excluding surcharge revenue in the SAO segment reflect double-digit percentage growth in the end-use markets of Aerospace and Defense and Medical driven by productivity gains, stronger product mix and pricing actions compared to the three months ended March 31, 2023.

Operating income for the SAO segment was $103.5 million or 17.0 percent of net sales (21.4 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2024, as compared with operating income of $49.0 million or 8.1 percent of net sales (11.9 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2023. The operating income for the three months ended March 31, 2024 reflects stronger product mix and improved operational efficiencies, partially offset by inflationary cost increases compared to the three months ended March 31, 2023.

Performance Engineered Products Segment

Net sales for the three months ended March 31, 2024 for the PEP segment decreased 11 percent to $102.4 million, as compared with $115.1 million in the three months ended March 31, 2023. Excluding surcharge revenue, net sales for the three months ended March 31, 2024 decreased 9 percent on 19 percent lower shipment volume compared to the three months ended March 31, 2023. The results reflect lower sales in the Distribution end-use market.

Operating income for the PEP segment was $9.2 million or 9.0 percent of net sales (9.7 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2024, compared with operating income of $10.2 million or 8.9 percent of net sales (9.8 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2023. The lower results for the three months ended March 31, 2024 reflect weaker demand conditions and lower margins compared to the three months ended March 31, 2023.

Results of Operations — Nine Months Ended March 31, 2024 vs. Nine Months Ended March 31, 2023

For the nine months ended March 31, 2024, we reported net income of $92.9 million, or $1.85 per diluted share. Excluding the noncash special items, as identified below, adjusted earnings per diluted share was $2.92 for the nine months ended March 31, 2024. This compares with net income for the nine months ended March 31, 2023 of $18.0 million, or $0.36 per diluted share. The results for the nine months ended March 31, 2024 reflect stronger product mix, pricing actions and improved operational efficiencies, partially offset by inflationary cost increases compared to the nine months ended March 31, 2023. During the nine months ended March 31, 2024, we recorded a noncash goodwill impairment charge of $14.1 million related to our Latrobe Distribution reporting unit. The fiscal year 2024 results also include a noncash pension settlement charge of $51.9 million which did not occur in the prior year period.

Net Sales

Net sales for the nine months ended March 31, 2024 were $1,961.1 million, a 9 percent increase over the nine months ended March 31, 2023. Excluding surcharge revenue, sales increased 19 percent on 2 percent lower shipment volume from the nine months ended March 31, 2023. The results reflect the impact of price increases and stronger product demand for materials used in the end-use markets of Aerospace and Defense, Medical and Energy, compared to the nine months ended March 31, 2023.

Geographically, sales in the United States increased 5 percent from the nine months ended March 31, 2023, to $1,150.7 million. Excluding surcharge revenue, domestic sales increased 16 percent from the nine months ended March 31, 2023, driven by stronger demand in the end-use markets of Aerospace and Defense, Medical and Energy. Sales outside the United States increased 16 percent from the nine months ended March 31, 2023, to $810.4 million for the nine months ended March 31, 2024. Excluding surcharge revenue, international sales increased 23 percent from the nine months ended March 31, 2023, driven by stronger demand in the end-use markets of Aerospace and Defense, Medical and Energy in the European and Asia Pacific regions compared to the nine months ended March 31, 2023. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $2.0 million increase in sales during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023. Net sales outside the United States represented 41 percent and 39 percent of total net sales for the nine months ended March 31, 2024 and 2023, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by end-use markets:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$1,064.7	$885.9	$178.8	20%
Medical	267.2	219.1	48.1	22%
Transportation	113.7	131.1	(17.4)	(13)%
Energy	135.4	109.4	26.0	24%
Industrial and Consumer	307.0	355.3	(48.3)	(14)%
Distribution	73.1	91.3	(18.2)	(20)%
Total net sales	$1,961.1	$1,792.1	$169.0	9%

The following table includes comparative information for our net sales by the same end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$823.0	$625.4	$197.6	32%
Medical	223.7	174.7	49.0	28%
Transportation	82.2	85.0	(2.8)	(3)%
Energy	93.8	69.5	24.3	35%
Industrial and Consumer	236.7	242.7	(6.0)	(2)%
Distribution	72.5	90.7	(18.2)	(20)%
Total net sales excluding surcharge revenue	$1,531.9	$1,288.0	$243.9	19%

Sales to the Aerospace and Defense end-use market increased 20 percent from the nine months ended March 31, 2023, to $1,064.7 million. Excluding surcharge revenue, sales increased 32 percent from the nine months ended March 31, 2023, on 11 percent higher shipment volume. The results for the nine months ended March 31, 2024 reflect double-digit increases in the Aerospace engine, fastener and structural components end-use sub-markets driven by ramping activity levels across the aerospace supply chain due to higher aircraft build rates to replace aging fleets and meet increasing passenger travel compared to the nine months ended March 31, 2023. The nine months ended March 31, 2024 also reflect higher sales in the Defense end-use market in response to global threats.

Medical end-use market sales increased 22 percent from the nine months ended March 31, 2023, to $267.2 million. Excluding surcharge revenue, sales increased 28 percent on 20 percent higher shipment volume from the nine months ended March 31, 2023. The results for the nine months ended March 31, 2024 reflect realized price increases and higher demand as the medical supply chain replenishes inventory levels to meet higher patient demand for elective medical procedures compared to the nine months ended March 31, 2023.

Transportation end-use market sales decreased 13 percent from the nine months ended March 31, 2023, to $113.7 million. Excluding surcharge revenue, sales decreased 3 percent on 18 percent lower shipment volume from the nine months ended March 31, 2023. The results for the nine months ended March 31, 2024 reflect lower demand across light, medium and heavy-duty vehicle applications offset partially by higher demand in specialty transportation applications compared to the nine months ended March 31, 2023. The nine months ended March 31, 2024 also reflect the negative impact of employee union strikes in North America which did not occur in the nine months ended March 31, 2023.

Sales to the Energy end-use market of $135.4 million reflect a 24 percent increase from the nine months ended March 31, 2023. Excluding surcharge revenue, sales increased 35 percent on 22 percent higher shipment volume from the nine months ended March 31, 2023. The results reflect increasing global oil consumption benefiting the oil and gas sub-market with flat demand for power generation materials compared to the nine months ended March 31, 2023.

Industrial and Consumer end-use market sales decreased 14 percent from the nine months ended March 31, 2023, to $307.0 million. Excluding surcharge revenue, sales decreased 2 percent on 25 percent lower shipment volume from the nine months ended March 31, 2023. The results reflect lower demand in both Industrial and Consumer end-use markets partially offset by realized price increases compared to the nine months ended March 31, 2023.

Gross Profit

Our gross profit in the nine months ended March 31, 2024 increased $175.5 million to $393.7 million, or 20.1 percent of net sales, as compared with $218.2 million, or 12.2 percent of net sales in the nine months ended March 31, 2023. Excluding the impact of surcharge revenue, our gross margin in the nine months ended March 31, 2024, was 25.7 percent as compared to 16.9 percent in the nine months ended March 31, 2023. The increased gross profit for the nine months ended March 31, 2024 reflects 9 percent increased sales with a stronger product mix driven by higher prices and improved operational efficiencies, partially offset by inflationary cost increases compared to the nine months ended March 31, 2023.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2024	2023
Net sales	$1,961.1	$1,792.1
Less: surcharge revenue	429.2	504.1
Net sales excluding surcharge revenue	$1,531.9	$1,288.0

Gross profit	$393.7	$218.2

Gross margin	20.1%	12.2%

Gross margin excluding surcharge revenue	25.7%	16.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $164.8 million were 8.4 percent of net sales (10.8 percent of net sales excluding surcharge) for the nine months ended March 31, 2024, as compared with $148.0 million or 8.3 percent of net sales (11.5 percent of net sales excluding surcharge) in the nine months ended March 31, 2023. The selling, general and administrative expenses for the nine months ended March 31, 2024 reflect higher salary, benefit and variable compensation costs compared to the nine months ended March 31, 2023.

Goodwill Impairment Charge

During the quarter ended March 31, 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates has contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite our efforts to mitigate the market challenges, results have not improved for the Latrobe Distribution reporting unit during the quarter ended March 31, 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered. We determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the nine months ended March 31, 2024, which represented the entire balance of goodwill for this reporting unit. No goodwill impairment charges were recognized during the nine months ended March 31, 2023.

Operating Income

Our operating income in the nine months ended March 31, 2024 was $214.8 million, or 11.0 percent of net sales, as compared with operating income of $70.2 million, or 3.9 percent of net sales in the nine months ended March 31, 2023. Excluding surcharge revenue and the noncash special item, operating margin was 14.9 percent for the nine months ended March 31, 2024, and 5.5 percent for the nine months ended March 31, 2023. The operating results for the nine months ended March 31, 2024 reflect increased sales with a stronger product mix driven by higher prices and improved operational efficiencies, partially offset by inflationary cost increases compared to the nine months ended March 31, 2023. The results for the nine months ended March 31, 2024 reflect a noncash goodwill impairment charge of $14.1 million recognized for our Latrobe Distribution reporting unit.

The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales and the special item. We present and discuss these financial measures because management believes removing these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2024	2023
Net sales	$1,961.1	$1,792.1
Less: surcharge revenue	429.2	504.1
Net sales excluding surcharge revenue	$1,531.9	$1,288.0

Operating income	$214.8	$70.2

Special item:
Goodwill impairment	14.1	—
Adjusted operating income excluding special item	$228.9	$70.2

Operating margin	11.0%	3.9%

Operating margin excluding surcharge revenue and special item	14.9%	5.5%

Interest Expense, Net

Interest expense, net for the nine months ended March 31, 2024, was $38.6 million compared with $40.1 million in the nine months ended March 31, 2023. Capitalized interest reduced interest expense by $1.2 million for the nine months ended March 31, 2024, and $1.0 million for the nine months ended March 31, 2023. The lower interest expense, net is largely due to less short-term borrowings under our Credit Facility and an increase in capitalized interest compared to the nine months ended March 31, 2024.

Other Expense, Net

Other expense, net was $58.5 million for the nine months ended March 31, 2024 compared to other expense, net of $6.2 million in the nine months ended March 31, 2023. The nine months ended March 31, 2024 includes $10.6 million of expense from pension earnings, interest and deferrals compared to $7.5 million of expense from pension earnings, interest and deferrals in the nine months ended March 31, 2023, driven by lower than expected returns on plan assets. The nine months ended March 31, 2024 also include greater expense due to a noncash pension settlement charge of $51.9 million.

Income Taxes

Income tax expense for the nine months ended March 31, 2024 was $24.8 million, or 21.1 percent of pre-tax income as compared with income tax expense of $5.9 million, or 24.7 percent of pre-tax income for the nine months ended March 31, 2023.

Income tax expense for the nine months ended March 31, 2024, includes the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included are discrete tax benefits of $12.4 million associated with the pension settlement charge, $1.4 million as a result of changes in our prior year tax positions and $4.7 million attributable to employee share-based compensation. Excluding the discrete tax impact of the pension settlement charge, non-deductible goodwill impairment charge and changes in our prior year tax positions, the tax rate for the nine months ended March 31, 2024, would have been 21.0 percent. Income tax expense for the nine months ended March 31, 2023, included the unfavorable impact of losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included was a discrete tax benefit of $0.8 million for anticipated interest on IRS income tax refund claims as well as discrete tax charges of $0.6 million for the impact of a state tax legislative change and $0.5 million as a result of changes in our prior year tax positions.

On October 8, 2021, the OECD released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by calendar year 2024. We are continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for our volumes by business segment:

Pounds sold	Nine Months Ended March 31,		Pounds Increase (Decrease)	% Increase (Decrease)
(in thousands)	2024	2023
Specialty Alloys Operations	150,952	150,522	430	—%
Performance Engineered Products *	7,238	8,536	(1,298)	(15)%
Intersegment	(8,672)	(6,366)	(2,306)	(36)%
Total pounds sold	149,518	152,692	(3,174)	(2)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$1,728.0	$1,546.6	$181.4	12%
Performance Engineered Products	299.9	315.1	(15.2)	(5)%
Intersegment	(66.8)	(69.6)	2.8	4%
Total net sales	$1,961.1	$1,792.1	$169.0	9%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$1,316.5	$1,063.3	$253.2	24%
Performance Engineered Products	275.6	289.5	(13.9)	(5)%
Intersegment	(60.2)	(64.8)	4.6	7%
Total net sales excluding surcharge revenue	$1,531.9	$1,288.0	$243.9	19%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2024 for the SAO segment increased 12 percent to $1,728.0 million, as compared with $1,546.6 million in the nine months ended March 31, 2023. Excluding surcharge revenue, net sales increased 24 percent on flat shipment volume from the nine months ended March 31, 2023. The SAO segment results reflect realized price increases, improving product mix as well as higher demand in the end-use markets of Aerospace and Defense, Medical and Energy compared to the nine months ended March 31, 2023. In particular, sales excluding surcharge increased 33 percent for the Aerospace and Defense end-use market in the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023.

Operating income for the SAO segment was $267.6 million or 15.5 percent of net sales (20.3 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2024, as compared with operating income of $99.1 million or 6.4 percent of net sales (9.3 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2023. The operating income for the nine months ended March 31, 2024 reflects higher volume in Aerospace and Defense, Medical and Energy end-use markets and operational efficiency gains, partially offset by inflationary cost increases compared to the nine months ended March 31, 2023.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2024 for the PEP segment decreased 5 percent to $299.9 million, as compared with $315.1 million in the nine months ended March 31, 2023. Excluding surcharge revenue, net sales decreased 5 percent from the nine months ended March 31, 2023. The results for the nine months ended March 31, 2024 reflect lower demand in the Distribution end-use market compared to the nine months ended March 31, 2023.

Operating income for the PEP segment was $25.4 million or 8.5 percent of net sales (9.2 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2024, compared with operating income of $25.9 million or 8.2 percent of net sales (8.9 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2023. The results for the nine months ended March 31, 2024 reflect lower sales offset by reduced costs driven by operating efficiencies compared to the nine months ended March 31, 2023.

Liquidity and Financial Resources

During the nine months ended March 31, 2024, we generated cash from operating activities of $105.4 million as compared to cash used for operating activities of $160.2 million in the nine months ended March 31, 2023. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was positive $36.6 million as compared to negative $211.7 million for the nine months ended March 31, 2023. The improvement in cash from operating activities and adjusted free cash flow for the nine months ended March 31, 2024 resulted from higher earnings after noncash adjustments to net income, lower use of cash for inventory and improvements in working capital compared to the nine months ended March 31, 2023. Cash used to build inventory was $155.6 million in the nine month period ended March 31, 2024, compared to $213.5 million in the nine month period ended March 31, 2023. During the nine months ended March 31, 2024, we generated $9.3 million of cash from accounts receivable compared to cash used for accounts receivable of $130.6 million in the nine months ended March 31, 2023.

Capital expenditures for property, plant, equipment and software were $68.9 million for the nine months ended March 31, 2024, as compared to $51.5 million for the nine months ended March 31, 2023. In fiscal year 2024, we expect capital expenditures to be approximately $100.0 million.

Dividends during the nine months ended March 31, 2024 and 2023 were $29.9 million and $29.5 million, respectively, and were paid at the same quarterly rate of $0.20 per share of common stock in both periods.

During the nine months ended March 31, 2024, we made pension contributions of $4.9 million to our qualified defined benefit pension plans. We currently expect to contribute $6.4 million to our qualified defined benefit pension plans during the remainder of fiscal year 2024.

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

As of March 31, 2024, the borrowing rate for the Credit Facility was 7.08% however we had no short-term borrowings. As of March 31, 2024, we had $1.2 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $348.8 million, remains available to us. From time to time during the nine months ended March 31, 2024, we borrowed under our Credit Facility. The weighted average daily borrowing under the Credit Facility during the nine months ended March 31, 2024, was approximately $25.4 million with daily outstanding borrowings ranging from $0.0 million to $67.8 million.

We believe that our total liquidity of $402.3 million as of March 31, 2024, which includes total cash and cash equivalents of $53.5 million and available borrowing capacity of $348.8 million under our Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of March 31, 2024, we had cash and cash equivalents of approximately $16.2 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the nine months ended March 31, 2024, we repatriated cash of approximately $4.0 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of March 31, 2024, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of March 31, 2024:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	8.64 to 1.00
Consolidated net leverage ratio	4.00 to 1.00 (maximum)	1.41 to 1.00

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

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended March 31, 2024, as reported	$10.1	$(3.8)	$6.3	$0.12
Special items:
Goodwill impairment	14.1	—	14.1	0.28
Pension settlement charge	51.9	(12.4)	39.5	0.79

Three Months Ended March 31, 2024, as adjusted	$76.1	$(16.2)	$59.9	$1.19

* Impact per diluted share calculated using weighted average common shares outstanding of 50.3 million for the three months ended March 31, 2024.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended March 31, 2023, as reported	$24.0	$(5.4)	$18.6	$0.38
Special item:
None reported	—	—	—	—

Three Months Ended March 31, 2023, as adjusted	$24.0	$(5.4)	$18.6	$0.38

* Impact per diluted share calculated using weighted average common shares outstanding of 49.2 million for the three months ended March 31, 2023.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Nine Months Ended March 31, 2024, as reported	$117.7	$(24.8)	$92.9	$1.85
Special items:
Goodwill impairment	14.1	—	14.1	0.28
Pension settlement charge	51.9	(12.4)	39.5	0.79

Nine Months Ended March 31, 2024, as adjusted	$183.7	$(37.2)	$146.5	$2.92
* Impact per diluted share calculated using weighted average common shares outstanding of 50.1 million for the nine months ended March 31, 2024.

($ in millions, except per share amounts)	Income Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Nine Months Ended March 31, 2023, as reported	$23.9	$(5.9)	$18.0	$0.36
Special item:
None reported	—	—	—	—

Nine Months Ended March 31, 2023, as adjusted	$23.9	$(5.9)	$18.0	$0.36
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

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. Historically, our presentation of this non-GAAP financial measure included cash used for dividends paid on outstanding common stock and participating securities. Management believes that excluding cash dividends paid from adjusted free cash flow will provide a more direct comparison to operating cash flow, a GAAP-defined financial measure. The nine months ended March 31, 2023 have been updated to conform to the current presentation.

The following provides a reconciliation of adjusted free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measure:

	Nine Months Ended March 31,
($ in millions)	2024	2023
Net cash provided from (used for) operating activities	$105.4	$(160.2)
Purchases of property, plant, equipment and software	(68.9)	(51.5)
Proceeds from disposals of property, plant and equipment	0.1	—
Adjusted free cash flow	$36.6	$(211.7)

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2024, we increased the liability for environmental remediation costs by $0.5 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2024 and June 30, 2023 were $17.0 million and $16.5 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

During the quarter ended March 31, 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates has contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite our efforts to mitigate the market challenges, results have not improved for the Latrobe Distribution reporting unit during the quarter ended March 31, 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered.

We determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the nine months ended March 31, 2024, which represented the entire balance of goodwill for this reporting unit. No other asset impairment was identified at the impairment testing date. The carrying value of the Latrobe Distribution reporting unit was greater than the fair value by approximately 23 percent. The fair value for the Latrobe Distribution reporting unit was estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques. For purposes of the discounted cash flow technique for Latrobe Distribution's fair value, we used a weighted average cost of capital of 13.5 percent and a terminal growth rate assumption of 2.5 percent. If a terminal growth rate of 3.5 percent was used the Latrobe Distribution reporting unit would have had a carrying value in excess of fair value of approximately 21 percent, resulting in an impairment of $13.2 million.

As of March 31, 2024, after the impairment loss, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of March 31, 2024 was $195.5 million and represents approximately 86 percent of total goodwill. The remaining goodwill of $31.8 million as of March 31, 2024 is associated with the Dynamet reporting unit in the PEP segment. The fair value for both reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

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

Goodwill associated with the PEP segment is tested at the Dynamet reporting unit level. As of June 1, 2023, the fair value of the Dynamet reporting unit exceeded the carrying value by approximately 106 percent. For purposes of the discounted cash flow analysis for Dynamet's fair value, a weighted average cost capital of 14.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2023, the Dynamet reporting unit would have a fair value that exceeded the carrying value by approximately 104 percent.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the fiscal year ended June 30, 2023, Form 10-Q for the fiscal quarters ended September 30, 2023, and December 31, 2023, and the exhibits attached to such filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, transportation, energy, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange and interest rates; (6) the effect of government trade actions; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cyber attacks and information technology or data security breaches; (17) the ability of suppliers to meet obligations due to supply chain disruptions or otherwise; (18) the ability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; and (20) geopolitical, economic, and regulatory risks relating to our global business, including geopolitical and diplomatic tensions, instabilities and conflicts, such as the war in Ukraine, the war between Israel and HAMAS, and Houthi attacks on commercial shipping vessels and other naval vessels as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2024, we had approximately $4.3 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2024 is provided in Note 12 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on March 31, 2024, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of March 31, 2024. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of March 31, 2024 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no reportable purchases during the quarter ended March 31, 2024, however employees surrendered 2,358 shares to the Company, at an average purchase price of $66.61, during such quarter for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description
10 (A)	Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

10 (B)	Form of Performance Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

10 (C)	Form of Stock Option Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

10 (D)	Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (filed herewith).

31 (A)	Certification of President and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (filed herewith).

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: May 1, 2024	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)