Form 10-K
period 2024-06-30
CARPENTER TECHNOLOGY CORP
filed 2024-08-13
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).
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
Yes ☐  No ☒

The aggregate market value of the registrant's voting common stock held by non-affiliates at December 31, 2023, was $3,498,374,545, based on the closing price per share of the registrant's common stock on that date of $70.80 as reported on the New York Stock Exchange.

As of August 9, 2024, 49,947,498 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company's fiscal year 2024 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations. No single customer accounted for 10 percent or more of total net sales for the years ended June 30, 2024, June 30, 2023 and June 30, 2022. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2024 or June 30, 2023. See Note 19 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" for additional information.

(6)                Backlog:

As of June 30, 2024, we had a sales backlog of orders excluding surcharge, believed to be firm, of approximately $2,256.6 million, significantly all of which is expected to be shipped within fiscal years 2025 and 2026. Our backlog of orders excluding surcharge as of June 30, 2023, was approximately $2,123.3 million.

(7)                Competition:

We are leaders in specialty materials for critical applications with over 130 years of metallurgical and manufacturing expertise. Our business is highly competitive. We manufacture and supply materials to a variety of end-use market sectors and compete with various companies depending on the end-use market, product or geography. A significant portion of the products we produce are highly engineered materials for demanding applications. There are less than ten companies producing one or more similar products that we consider our major competitors for our high-value products used in demanding applications. Many of our products are generally required to meet complex customer product specifications and often require the materials to be qualified prior to supplying the customer. Our experience, technical capabilities, product offerings and research and development efforts represent barriers to existing and potential competitors.

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

(8)                Research, Product and Process Development:

Our expenditures for Company-sponsored research and development were $25.6 million, $24.4 million and $20.4 million in fiscal years 2024, 2023 and 2022, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.

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

Our costs of maintaining and operating environmental control equipment were $17.4 million, $15.7 million and $14.8 million for fiscal years 2024, 2023 and 2022, respectively. The capital expenditures for environmental control equipment were $0.7 million, $0.3 million and $1.1 million for fiscal years 2024, 2023 and 2022, respectively. We anticipate spending approximately $2.3 million on domestic environmental capital projects over the next five fiscal years. This includes approximately $2.0 million in fiscal year 2025. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(10)         Human Capital Resources:

We maintain a high-performance work environment that supports our vision to be the preferred solutions provider in specialty materials. We value our employees and help them build careers that are as resilient, innovative and valuable as our work for our customers. We are committed to increasing employee engagement by leveraging the diversity and drive of our people, maximizing their talents, empowering them and supporting their career aspirations.

Health and Safety: Safety is our number one Core Value. We believe that a Zero Injury workplace is achievable and relentlessly pursue measures to increase safety and accountability for our employees. We are proactive in our approach to safety, working to eliminate hazards before causing injury or harm. We invest in our employees by providing appropriate tools, resources and education necessary to achieve a Zero Injury workplace.

Talent Acquisition: We are always looking for nimble, smart, growth-minded people – regardless of background – to help our organization continue to succeed. We strive to be an employer of choice in the communities that we operate. We have built an organizational culture that seeks to be transparent, supportive of work/life balance, welcoming of diverse viewpoints, treating all with dignity and respect and supporting each individuals' needs for professional growth and development.

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

Engagement: We regularly conduct a company-wide Employee Engagement Survey to collect tangible data to make our Company even better. The survey is conducted across the organization to seek input from all employees. The survey questions are updated regularly and cover a wide variety of topics, including safety, culture, diversity, inclusion and belonging, work/life balance and leadership and career development. Using the feedback provided by the Employee Engagement Survey, specific action plans are developed to address areas of concern or opportunities for improvement across the organization.

Professional Development: Our employees enjoy a wide variety of rewards that assist with engagement and development. From traditional items such as compensation to less traditional aspects such as work-life balance, hybrid and remote work arrangements, future career opportunities, and innovative work.

Diversity and Inclusion: We have a culture that blends our different backgrounds, experiences and perspectives from all employees. We seek to ensure that all our employees feel welcomed. Our values underlie our goal to ensure all employees are treated equally with dignity and respect regardless of their race, age, gender identity, or sexual orientation. Our Diversity, Inclusion and Belonging Committee plays a critical role in advancing us to the next level of awareness and engagement.

Governance: Our policy is to comply with the letter and spirit of all laws that govern our operations and to adhere to the highest standards of business ethics. We implemented general legal and ethical guidelines in our "Code of Conduct." The guidelines apply to all employees and majority-owned affiliates, including subsidiaries, both in the United States and other countries.

As of June 30, 2024, our total workforce consisted of approximately 4,600 employees, which included 184 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2025, and 450 employees in Latrobe, Pennsylvania who are covered under a collective bargaining agreement which expires on July 31, 2027. We believe our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $1,136.7 million, $994.1 million and $656.4 million in fiscal years 2024, 2023 and 2022, respectively. Long-lived assets held outside of the United States were $5.2 million and $15.7 million as of June 30, 2024 and 2023, respectively. For further information on domestic and international sales, see Note 4 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2024. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter's website at www.carpentertechnology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Approximately 184 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement which expires on August 31, 2025. Approximately 450 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement which expires on July 31, 2027. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of the Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company timely filed its latest annual conflict minerals report required by the rules on May 28, 2024. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

Our business may be impacted by external factors that we may not be able to control.

War (such as the current war in Ukraine, the war between Israel and HAMAS, and the Houthi attacks on commercial shipping vessels and other naval vessels), civil conflict, terrorism, other geopolitical and diplomatic tensions, natural disasters, climate change and public health issues including domestic or international pandemics, other outbreaks of contagious diseases and other adverse public health developments have caused or could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, affect the availability of credit facilities to us, our customers or other members of the supply chain necessary to transact business, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

The cost of our inventories is primarily determined using the Last-In, First-Out ("LIFO") method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out ("FIFO") value. As of June 30, 2024, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $371.0 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

Goodwill and other long-lived assets including property, plant, equipment and software and other intangible assets are recorded at fair value on the date of acquisition. We review these assets at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other factors. Any future impairment of goodwill or other long-lived assets could have a material adverse effect on our results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Carpenter Technology’s cybersecurity team and organizational partnerships are designed to protect our employees, intellectual property and customers from various cyber threats. Our cybersecurity team strives to achieve these protections through obtaining leading certifications and regular engagement with third parties and federal organizations to further protect our information. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third party providers. See “Item 1A. Risk Factors” for a discussion of cybersecurity risks.

Risk Management and Strategy

As cybersecurity risks continue to evolve and potentially affect businesses globally, Carpenter Technology understands that protecting business, employee, and customer information, data, and systems is of critical importance. Through a series of cybersecurity imperatives aligned with the National Institute of Standards and Technology (NIST), Carpenter Technology assesses, identifies and manages potential cyber risks. Imperatives include:

•Increasing Visibility: Improve understanding of what to protect
•Rapid Response: Mitigate the amount of damage that could occur
•Shrink Surface of Attack: Reduce the total resources exposed to cyber threat
•Identity Management: Ensure the right people have correct access
•Supply Chain Risk Management: Manage security risks introduced by vendors and third parties
•Data-Centric Security: Protect data throughout the lifecycle

Carpenter Technology’s multi-faceted cybersecurity program includes implementation of leading technologies to detect evolving cyber threats, recurring regular cybersecurity training to keep employees situationally aware, mock security exercises to prepare for rapid response, penetration tests to continuously improve operations, and internal audits to confirm controls are operating effectively. Carpenter Technology also maintains strong partnerships with law enforcement, leading academic institutions and peers in the manufacturing industry to stay informed of the latest cybersecurity developments and trends in the ever-evolving threat landscape. Employees annually review and acknowledge an information systems Acceptable Use Policy. Information Technology associates participate in comprehensive annual training including DFARS and Sarbanes-Oxley compliance training.

Carpenter Technology maintains a Cybersecurity Incident Response Plan ("CIRP") which provides specific guidance and documentation for proper incident handling and communication. The CIRP applies to all locations and situations where Carpenter Technology business is conducted. All cybersecurity incidents, regardless of severity, are to be promptly handled according to this plan. The CIRP will invoke Carpenter Technology's business continuity and crisis management processes for the most severe incidents.

Additionally, Carpenter Technology leverages third party security firms in various capacities to assist with various aspects of Carpenter Technology’s cybersecurity program, including risk assessments, vulnerability scans, and penetration testing. Carpenter Technology uses a variety of processes to address cybersecurity threats related to the use of third party technology and services, such as reviewing independent assessments of the third party’s cyber/information security controls, such as Systems and Organization Controls 2 audits or other standards-based assessments, where appropriate. As part of Carpenter Technology’s process to continuously improve its cyber and information security programs, Carpenter Technology also engages third party subject matter experts to assess and evaluate the effectiveness of various aspects of such programs.

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from the cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition.

Governance

Board of Directors Oversight

The Board of Directors is provided regular updates on the Company's cybersecurity program. The Audit/Finance Committee of the Board of Directors oversees the Company’s risk management program, including cyber and information security. The Board of Directors is also regularly briefed on Carpenter Technology’s cybersecurity risks and mitigation efforts. The oversight of our cybersecurity risk is integrated into our Enterprise Risk Management ("ERM") process owned by management and facilitated by Carpenter Technology's Internal Audit department. The ERM program includes an annual risk prioritization process designed to identify key enterprise risks. Each key enterprise risk is assigned risk owners to establish action plans and implement risk mitigation strategies. The annual risk assessment is presented to the full Board of Directors at least once per year, with regular updates presented quarterly to the Audit/Finance Committee.

Management’s Role in Cybersecurity Risk Management

We have a dedicated Chief Information Security Officer ("CISO") with overall responsibility for the cybersecurity program, including threat detection and response, vulnerability management, governance, risk and compliance, security strategy and architecture, security engineering and operations, product and operational technology security. The current CISO has 15+ years of experience in the cybersecurity field and has broad expertise in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training and incident response. The CISO’s credentials include a Master of Science Degree in Information Security Management from SANS Technology Institute and a CISO Certificate from Carnegie Mellon University. The CISO holds multiple certifications including CISSP, CISA, GCIH, GCIA and PMP.

Pursuant to our formal CIRP, suspected cybersecurity incidents are first evaluated by the Carpenter Technology Cybersecurity Team Leader who follows the guidance as outlined in the CIRP to respond to cybersecurity incidents and escalate as necessary based on a defined severity matrix. Based on the nature and severity of the incident, the response team may be comprised of representatives from our Information Technology, Human Resources, Safety, Legal, Finance and Communications departments, who jointly determine if the incident may result in a business interruption, require reporting to regulators, employees and/or business partners, have a material financial impact or cause reputational harm and should be escalated to the executive crisis response team, which includes Chief Executive Officer, Chief Financial Officer and General Counsel. For all matters that have been escalated, the responsible team executes specified procedures to contain the incident, implement incident response procedures and implement and document remediation measures.

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

Brian J. Malloy was appointed Senior Vice President and Chief Operating Officer effective December 4, 2023. Mr. Malloy previously served as the Senior Vice President and Group President of the SAO business segment from April 2022 until December 2023. He also served as Senior Vice President and Group President of the PEP segment from February 2022 until April 2022; Mr. Malloy assumed interim leadership of the PEP business segment in July of 2021, while serving as Senior Vice President and Chief Commercial Officer, the role he held since August of 2020. Mr. Malloy joined Carpenter Technology in August 2015 as Vice President, Sales & Customer Service for SAO. He served as Vice President and Chief Commercial Officer from March 2016 until August 2020. Prior to joining Carpenter Technology, Mr. Malloy worked for Global Precision Tubes where he was the Senior Vice President & Chief Strategy Officer. During Mr. Malloy's two years in this role, he was responsible for business development, strategy and the commercial organizations. Mr. Malloy's previous experience includes key roles at Alcoa, Inc., where his last position was Vice President, Commercial for Industrial Gas Turbines in the Power and Propulsion business unit.

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

Marshall D. Akins was appointed Vice President - Chief Commercial Officer effective February 21, 2022. Mr. Akins joined Carpenter Technology in February 2016 and served as Vice President - Aerospace until February 2022. Prior to joining Carpenter Technology, Mr. Akins served as Principal at the Boston Consulting Group, a global management consulting firm. Mr. Akins was responsible for a wide range of strategic and operational engagements within the Industrial Goods practice, primarily focusing on company growth and effectiveness.

			Assumed Present Position
Name	Age	Position
Tony R. Thene	63	President and Chief Executive Officer	July 2015

Timothy Lain	52	Senior Vice President and Chief Financial Officer	August 2020

Brian J. Malloy	57	Senior Vice President and Chief Operating Officer	December 2023

James D. Dee	67	Senior Vice President, General Counsel and Secretary	August 2020

Marshall D. Akins	41	Vice President - Chief Commercial Officer	February 2022

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "CRS." The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2024		Fiscal Year 2023
Period Ended:	High	Low	High	Low
September 30,	$71.19	$51.94	$39.43	$24.76

December 31,	$74.06	$60.38	$43.32	$31.81

March 31,	$71.65	$58.87	$52.50	$35.72

June 30,	$112.75	$70.19	$56.34	$40.57

Annual June 30,	$112.75	$51.94	$56.34	$24.76

The range of our common stock price on the NYSE from July 1, 2024 to August 9, 2024 was $103.37 to $148.94. The closing price of the common stock was $139.31 on August 9, 2024.

We have paid quarterly cash dividends on our common stock since 1906. We paid a quarterly dividend of $0.20 per share of common stock during each quarter of fiscal years 2024 and 2023, respectively.

As of August 9, 2024, there were 1,516 common stockholders of record.

We recently announced that our Board of Directors approved a share repurchase program up to $400.0 million of our outstanding common stock.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group for fiscal year ended June 30, 2024, and prior four fiscal years. The cumulative total return assumes an investment of $100.00 on June 30, 2019 and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for our Peer Group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carpenter Technology Corporation, the S&P Midcap 400 Index,
and the Russell Materials & Processing Growth Index

$300.0
$280.0
$260.0
$240.0
$220.0
$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
$0.0
2019
2020
2021
2022
2023
2024
Carpenter Technology Corporation
S&P 400 Mid-cap
Russell M&P Growth

* $100.00 invested on June 30, 2019 in stock or index, including reinvestment of dividends. Fiscal years ending June 30.
Data sourced from Nasdaq
Copyright © 2024 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2024 Russell Investments

	2019	2020	2021	2022	2023	2024
Carpenter Technology Corporation	$100.00	$51.80	$88.50	$63.00	$129.00	$255.10
S&P Midcap 400	$100.00	$91.70	$138.60	$116.60	$134.80	$150.60
Russell Materials & Processing Growth	$100.00	$111.10	$158.90	$111.20	$135.80	$155.10

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2024, employees surrendered 7,571 shares to the Company, at an average purchase price of $98.49, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2024	2023	2022
Net sales	$2,759.7	$2,550.3	$1,836.3

Net sales excluding surcharge revenue (1)	$2,167.7	$1,848.0	$1,400.0

Operating income (loss)	$323.1	$133.1	$(24.9)

Adjusted operating income (loss) (1)	$354.1	$133.1	$(34.0)

Net income (loss)	$186.5	$56.4	$(49.1)

Diluted earnings (loss) per share	$3.70	$1.14	$(1.01)

Adjusted diluted earnings (loss) per share (1)	$4.74	$1.14	$(1.06)

Purchases of property, plant, equipment and software	$96.6	$82.3	$91.3

Adjusted free cash flow (1)	$179.0	$(67.6)	$(83.1)

Pounds sold (in thousands) (2)	206,302	214,122	188,112

(1)  See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

(2)  Pounds sold data includes Specialty Alloys Operations segment and Dynamet and Additive businesses from the Performance Engineered Products segment.

Our sales are across diverse end-use markets. The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2024		2023		2022
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and Defense	$1,538.8	56%	$1,290.7	51%	$790.2	43%
Medical	375.6	14%	301.6	12%	212.3	12%
Transportation	149.1	5%	185.0	7%	178.3	10%
Energy	185.8	7%	163.3	6%	113.0	6%
Industrial and Consumer	415.3	15%	487.2	19%	417.2	23%
Distribution	95.1	3%	122.5	5%	125.3	6%
Total net sales	$2,759.7	100%	$2,550.3	100%	$1,836.3	100%

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

Approximately 45 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings (loss) when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) ("AOCI") together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer long-term arrangements.

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

Additionally, global supply chain disruptions have affected our operations, including the availability and cost of labor, as well as the supply of industrial goods. As a result, we are experiencing higher labor rates, extended lead times for certain supplies, as well as delay of certain capital expenditures due to the availability of equipment and outside contractors. These disruptions have resulted in increased direct costs and certain inefficiencies in our operations.

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

During the fiscal year ended June 30, 2024, we executed a buy-out annuity transaction for our largest defined benefit plan. We determined that the annuity settlement and lump-sum payments exceeded the threshold of service cost and interest cost components and therefore settlement accounting was required. We recorded a noncash settlement charge of $51.9 million in the year ended June 30, 2024, within other expense (income), net.

The following is a summary of the net pension expense (income) for the years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
($ in millions)	2024	2023	2022
Pension plans	$78.0	$20.6	$(4.2)
Other postretirement plans	(2.0)	(0.7)	(3.1)
Net pension expense (income)	$76.0	$19.9	$(7.3)

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

Net periodic expense (income) is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense (income), net. The following is a summary of the classification of net pension expense (income) for the years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
($ in millions)	2024	2023	2022
Service cost included in Cost of sales	$8.4	$8.6	$9.6
Service cost included in Selling, general and administrative expenses	1.3	1.3	1.4
Pension earnings, interest and deferrals included in Other expense (income), net	14.4	10.0	(18.3)
Settlement charge included in Other expense (income), net	51.9	—	—
Net pension expense (income)	$76.0	$19.9	$(7.3)

As of June 30, 2024 and 2023, amounts capitalized in gross inventory were $1.6 million and $2.8 million, respectively.

Operating Performance Overview

Fiscal year 2024 was the most profitable year in Carpenter Technology’s history, achieving $354.1 million in adjusted operating income. Further, we generated adjusted free cash flow of $179.0 million for the full fiscal year. We continue to drive earnings momentum through improved productivity, product mix optimization and pricing actions. Notably, the SAO segment generated $408.5 million in operating income with an adjusted operating margin of 16.7 percent of net sales (21.8 percent of net sales excluding surcharge revenue).

With our operating momentum, we are pulling forward our previously communicated fiscal year 2027 goal of doubling our operating income versus fiscal year 2019. We expect to achieve $460.0 million to $500.0 million in operating income in fiscal year 2025. Having just realized over 60 percent of our goal in fiscal year 2024, we are accelerating a four-year goal into a two-year goal. We expect a strong start to fiscal year 2025, with first quarter operating income in the range of $114.0 million to $120.0 million. Further, we expect to generate $250.0 million to $300.0 million in adjusted free cash flow in fiscal year 2025.

With a strong balance sheet and meaningful adjusted free cash flow, we will continue to take a balanced approach to capital allocation: sustaining our current asset base to achieve our targets, investing in incremental growth initiatives, and returning cash to stockholders. We recently announced that our Board of Directors approved a share repurchase program up to $400.0 million of our outstanding common stock. Carpenter Technology continues to exceed performance and outlook expectations. Having just completed a historic fourth quarter and fiscal year 2024, we believe we are well positioned to achieve our accelerated goals and believe our earnings growth journey will extend far beyond fiscal year 2025.

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

Results of Operations — Fiscal Year 2024 Compared to Fiscal Year 2023

For fiscal year 2024, we reported net income of $186.5 million, or $3.70 earnings per diluted share. This compares with net income of $56.4 million, or $1.14 earnings per diluted share, in fiscal year 2023. Excluding special items, as identified below, adjusted earnings per diluted share was $4.74 in fiscal year 2024. There were no reported special items for fiscal year 2023. The results for fiscal year 2024 compared to fiscal year 2023 reflect ongoing improvement in product mix, higher realized prices, as well as expanded operating efficiencies.

Special items included in our fiscal year 2024 results include a noncash goodwill impairment charge of $14.1 million related to the Latrobe Distribution reporting unit in the PEP segment. We recorded restructuring and asset impairment charges of $16.9 million as a result of actions taken to streamline operations in the Carpenter Additive business. $15.8 million of this amount represent noncash asset impairment charges. We also recorded a noncash pension settlement charge of $51.9 million as a result of executing de-risking actions to annuitize certain pension plan obligations. During fiscal year 2024, we also reduced income tax expense by $18.4 million related to a U.S. tax benefit that was generated as a result of the Carpenter Additive restructuring actions.

Net Sales

Net sales for fiscal year 2024 were $2,759.7 million, which represents an 8 percent increase from fiscal year 2023. Excluding surcharge revenue, sales were 17 percent higher than fiscal year 2023 on 4 percent lower volume. The results reflect double-digit sales growth across Aerospace and Defense, Medical and Energy end-use markets versus the prior year period driven by realized price increases and improved product mix.

Geographically, domestic net sales increased 4 percent from fiscal year 2023. Excluding surcharge revenue, domestic sales increased 15 percent driven by stronger demand in the end-use markets of Aerospace and Defense, Medical and Energy Net sales outside the United States increased 14 percent from fiscal year 2023 to $1,136.7 million for fiscal year 2024. Excluding surcharge revenue, sales outside the United States increased 21 percent, reflecting stronger demand in the end-use markets of Aerospace and Defense, Medical and Energy in the European and Asia Pacific regions compared to fiscal year 2023. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.9 million increase in sales during fiscal year 2024 compared to fiscal year 2023. International sales as a percentage of our total net sales represented 41 percent and 39 percent for fiscal year 2024 and fiscal year 2023, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$1,538.8	$1,290.7	$248.1	19%
Medical	375.6	301.6	74.0	25%
Transportation	149.1	185.0	(35.9)	(19)%
Energy	185.8	163.3	22.5	14%
Industrial and Consumer	415.3	487.2	(71.9)	(15)%
Distribution	95.1	122.5	(27.4)	(22)%
Total net sales	$2,759.7	$2,550.3	$209.4	8%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$1,199.2	$919.5	$279.7	30%
Medical	315.4	241.3	74.1	31%
Transportation	108.9	121.8	(12.9)	(11)%
Energy	130.4	104.3	26.1	25%
Industrial and Consumer	319.4	339.4	(20.0)	(6)%
Distribution	94.4	121.7	(27.3)	(22)%
Total net sales excluding surcharge revenue	$2,167.7	$1,848.0	$319.7	17%

Sales to the Aerospace and Defense end-use market increased 19 percent from fiscal year 2023 to $1,538.8 million. Excluding surcharge revenue, sales increased 30 percent on 11 percent higher shipment volume. The fiscal year 2024 results reflect increases across nearly all Aerospace end-use sub-markets. This was driven by increased demand in the aerospace supply chain due to continued higher aircraft build rates to replace aging fleets and to meet increasing passenger travel demand and to realize fuel efficiency new aircrafts can achieve. The fiscal year 2023 results reflected increases across all Aerospace end-use sub-markets. This was driven by ramping activity levels across the aerospace supply chain due to higher aircraft build rates to replace aging fleets and to meet increasing passenger travel demand.

Sales to the Medical end-use market increased 25 percent to $375.6 million from fiscal year 2023. Excluding surcharge revenue, sales increased 31 percent on 14 percent higher shipment volume. The fiscal year 2024 results reflect higher demand across all applications as the medical supply chain replenishes inventory levels to meet higher patient demand for elective medical procedures.

Transportation end-use market sales of $149.1 million reflected a 19 percent decrease from fiscal year 2023. Excluding surcharge revenue, sales decreased 11 percent on 23 percent lower shipment volume. The results reflect lower demand across light, medium and heavy-duty vehicle applications offset partially by higher demand in specialty transportation applications compared to fiscal year 2023. The fiscal year 2024 results also reflect the negative impact of employee union strikes in North America which did not occur in fiscal year 2023.

Sales to the Energy end-use market of $185.8 million reflected a 14 percent increase from fiscal year 2023. Excluding surcharge revenue, sales increased 25 percent on 12 percent higher shipment volume. The fiscal year 2024 results reflect increasing global oil consumption benefiting the oil and gas sub-market and higher demand for power generation materials compared to fiscal year 2023.

Industrial and Consumer end-use market sales of $415.3 million decreased 15 percent from fiscal year 2023. Excluding surcharge revenue, sales decreased 6 percent on 26 percent lower shipment volume. The fiscal year 2024 results reflect lower demand in both Industrial and Consumer end-use markets partially offset by realized price increases compared to fiscal year 2023.

Gross Profit

Gross profit in fiscal year 2024 increased to $584.3 million, or 21.2 percent of net sales, from $337.3 million, or 13.2 percent of net sales for fiscal year 2023. The fiscal year 2024 results reflect 8 percent increased sales with a stronger product mix driven by higher prices and improved operational efficiencies, partially offset by inflationary cost increases compared to fiscal year 2023. Excluding the impact of surcharge revenue, our adjusted gross margin in fiscal year 2024 was 27.0 percent. This compares to adjusted gross margin of 18.3 percent in fiscal year 2023.

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

	Fiscal Year
($ in millions)	2024	2023
Net sales	$2,759.7	$2,550.3
Less: surcharge revenue	592.0	702.3
Net sales excluding surcharge revenue	$2,167.7	$1,848.0

Gross profit	$584.3	$337.3

Gross margin	21.2%	13.2%

Gross margin excluding surcharge revenue	27.0%	18.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2024 were $230.2 million, or 8.3 percent of net sales (10.6 percent of net sales excluding surcharge revenue), compared to $204.2 million, or 8.0 percent of net sales (11.0 percent of net sales excluding surcharge revenue), in fiscal year 2023. The higher selling, general and administrative expenses in fiscal year 2024 reflect higher variable compensation charges compared to fiscal year 2023.

Restructuring and Asset Impairment Charges

During fiscal year 2024, restructuring and asset impairment charges were $16.9 million, compared to no restructuring and asset impairment charges in fiscal year 2023. Restructuring activities were a result of actions taken to streamline operations in our Carpenter Additive business in the PEP segment during fiscal year 2024. This included $15.8 million of noncash pre-tax impairment charges related to $8.8 million of property, plant, equipment and software and $7.0 million associated with a certain definite lived intangible asset.

Goodwill Impairment Charge

During fiscal year 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates has contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite our efforts to mitigate the market challenges, results did not improve for the Latrobe Distribution reporting unit during fiscal year 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered. We determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the third quarter of fiscal year 2024, which represented the entire balance of goodwill for this reporting unit. No goodwill impairment charges were recognized during fiscal year 2023.

Operating Income

Our operating income in fiscal year 2024 was $323.1 million, or 11.7 percent of net sales, as compared with $133.1 million of operating income, or 5.2 percent of net sales, in fiscal year 2023. Excluding surcharge revenue and special items, adjusted operating income was $354.1 million or adjusted operating margin of 16.3 percent for fiscal year 2024 and 7.2 percent for fiscal year 2023. Results for fiscal year 2024 reflect ongoing improvement in product mix, higher realized prices, as well as expanded operating efficiencies compared to fiscal year 2023. Our fiscal year 2023 operating results reflected higher sales in key end-use markets, increased productivity at our facilities, improved product mix and realized price increases.

Special items included in fiscal year 2024 operating income include a noncash goodwill impairment charge of $14.1 million related to the Latrobe Distribution reporting unit in the PEP segment and restructuring and asset impairment charges of $16.9 million as a result of actions taken to streamline operations in the Carpenter Additive business.

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

	Fiscal Year
($ in millions)	2024	2023
Net sales	$2,759.7	$2,550.3
Less: surcharge revenue	592.0	702.3
Net sales excluding surcharge revenue	$2,167.7	$1,848.0

Operating income	$323.1	$133.1

Special items:
Goodwill impairment charge	14.1	—
Restructuring and asset impairment charges	16.9	—
Adjusted operating income excluding special items	$354.1	$133.1

Operating margin	11.7%	5.2%

Adjusted operating margin excluding surcharge revenue and special items	16.3%	7.2%

Interest Expense, Net

Fiscal year 2024 interest expense, net was $51.0 million compared to $54.1 million in fiscal year 2023. Capitalized interest reduced interest expense by $1.6 million for fiscal year 2024 and by $1.5 million in fiscal year 2023. The lower interest expense, net in fiscal year 2024 is largely due to less short-term borrowings under our Credit Facility compared to fiscal year 2023.

Other Expense, Net

Other expense, net for fiscal year 2024 was $60.5 million compared with other expense, net of $6.5 million in fiscal year 2023. Fiscal year 2024 reflects $14.4 million of expense from pension earnings, interest and deferrals compared to $10.0 million of expense from pension earnings, interest and deferrals in fiscal year 2023, driven by lower than expected returns on plan assets. The results for fiscal year 2024 also include a noncash pension settlement charge of $51.9 million.

Income Taxes

Our effective tax rate (income tax expense (benefit) as a percent of income (loss) before taxes) for fiscal year 2024 was 11.9 percent as compared to 22.2 percent for fiscal year 2023. The fiscal year 2024 tax expense includes $18.4 million for U.S. tax benefits related to the closure of Carpenter Additive operations in the United Kingdom, $12.4 million associated with the pension settlement charge and $6.8 million attributable to employee share-based compensation. Tax expense also reflects the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge, $16.9 million non-deductible restructuring charges and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Excluding the tax impact of the pension settlement charge, non-deductible goodwill impairment charge, restructuring charges and tax benefits related to the closure of the Carpenter Additive operations in the United Kingdom, the rate for fiscal year 2024 would have been 19.0 percent.

The fiscal year 2023 tax expense included the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized as well as tax charges of $0.3 million for the impact of a state tax legislative change and $0.4 million resulting from changes in our prior year tax positions. Also included were tax benefits of $1.0 million for anticipated interest on IRS income tax refund claims and $0.9 million for decreases in state valuation allowances for deferred tax assets resulting from changes in our ability to utilize certain state net operating loss carryforwards.

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

The following table includes comparative information for our volumes by business segment:

Pounds sold	Fiscal Year		Decrease	% Decrease
(in thousands)	2024	2023
Specialty Alloys Operations	208,154	212,050	(3,896)	(2)%
Performance Engineered Products *	10,094	11,864	(1,770)	(15)%
Intersegment	(11,946)	(9,792)	(2,154)	(22)%
Total pounds sold	206,302	214,122	(7,820)	(4)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$2,443.8	$2,213.6	$230.2	10%
Performance Engineered Products	411.0	433.7	(22.7)	(5)%
Intersegment	(95.1)	(97.0)	1.9	2%
Total net sales	$2,759.7	$2,550.3	$209.4	8%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$1,876.0	$1,540.6	$335.4	22%
Performance Engineered Products	377.8	397.1	(19.3)	(5)%
Intersegment	(86.1)	(89.7)	3.6	4%
Total net sales excluding surcharge revenue	$2,167.7	$1,848.0	$319.7	17%

Specialty Alloys Operations Segment

Net sales in fiscal year 2024 for the SAO segment increased 10 percent to $2,443.8 million, as compared with $2,213.6 million in fiscal year 2023. Excluding surcharge revenue, net sales increased 22 percent on 2 percent lower shipment volume as compared to fiscal year 2023. The higher sales excluding surcharge revenue in the SAO segment reflect double-digit percentage growth in the end-use markets of Aerospace and Defense, Medical and Energy driven by productivity gains, stronger product mix and pricing actions compared to fiscal year 2023.

Operating income for the SAO segment in fiscal year 2024 was $408.5 million, or 16.7 percent of net sales (21.8 percent of net sales excluding surcharge revenue), compared to operating income of $179.1 million, or 8.1 percent of net sales (11.6 percent of net sales excluding surcharge revenue), for fiscal year 2023. Fiscal year 2024 reflects stronger product mix and improved operational efficiencies, partially offset by inflationary cost increases compared to fiscal year 2023.
Performance Engineered Products Segment

Net sales for fiscal year 2024 for the PEP segment were $411.0 million as compared with $433.7 million for fiscal year 2023. Excluding surcharge revenue, net sales decreased 5 percent from fiscal year 2023 on 15 percent lower shipment volume. The results reflect higher sales in Aerospace and Defense and Medical end-use markets, in particular Medical end-use market sales excluding surcharge increased 17 percent compared to fiscal year 2023.

Operating income for the PEP segment for fiscal year 2024 was $36.0 million, or 8.8 percent of net sales (9.5 percent of net sales excluding surcharge revenue), as compared with operating income of $31.8 million, or 7.3 percent of net sales (8.0 percent of net sales excluding surcharge revenue) for fiscal year 2023. Fiscal year 2024 results reflect stronger product mix and improved operational efficiencies, partially offset by inflationary cost increases compared to fiscal year 2023.

Results of Operations — Fiscal Year 2023 Compared to Fiscal Year 2022

For fiscal year 2023, we reported net income of $56.4 million, or $1.14 earnings per diluted share. This compares with net loss of $49.1 million, or $1.01 loss per diluted share in fiscal year 2022. There were no reported special items for fiscal year 2023. Excluding special items for fiscal year 2022, loss per share would have been $1.06. The results for fiscal year 2023 compared to fiscal year 2022 were driven by growing demand across all our end-use markets, increased productivity at our facilities, improved product mix and realized price increases.

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

Industrial and Consumer end-use market sales of $487.2 million increased 17 percent from fiscal year 2022. Excluding surcharge revenue, sales increased 14 percent on 1 percent lower shipment volume. The fiscal year 2023 results reflect stronger product mix, higher demand for semiconductor materials and increased sales in the electronic sub-market.

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

Operating Income (Loss)

Our operating income in fiscal year 2023 was $133.1 million, or 5.2 percent of net sales, as compared with $24.9 million of operating loss, or negative 1.4 percent of net sales in fiscal year 2022. Excluding surcharge revenue and special items, adjusted operating margin was 7.2 percent for fiscal year 2023 and negative 2.4 percent for fiscal year 2022. Results for fiscal year 2023 reflect higher sales in key end-use markets compared to fiscal year 2022, increased productivity at our facilities, improved product mix and realized price increases. Our fiscal year 2022 operating results were negatively impacted by COVID-19 charges of $5.9 million and a historical environmental site charge of $2.4 million, offset by COVID-19 employee retention credits of $12.7 million and an acquisition-related contingent liability release of $4.7 million.

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
Interest Expense, Net and Debt Extinguishment Losses, Net

Fiscal year 2023 interest expense, net was $54.1 million compared to $44.9 million in fiscal year 2022. Capitalized interest reduced interest expense by $1.5 million for fiscal year 2023 and by $0.8 million in fiscal year 2022. Debt extinguishment losses, net in fiscal year 2023 were $0.0 million. Debt extinguishment losses, net in fiscal year 2022 were $6.0 million due to debt prepayment costs made in connection with the notes due in March 2023. The higher interest expense in fiscal year 2023 is largely due to higher interest rates on debt that was refinanced and short-term borrowings under our Credit Facility.

Other Expense (Income), Net

Other expense, net for fiscal year 2023 was $6.5 million compared with other income, net of $12.7 million in fiscal year 2022. The fiscal year 2023 reflects expense from pension earnings, interest and deferrals compared to income from pension earnings, interest and deferrals from favorable returns on plan assets in fiscal year 2022.

Income Taxes

Our effective tax rate (income tax expense (benefit) as a percent of income (loss) before taxes) for fiscal year 2023 was 22.2 percent which was the same as 22.2 percent for fiscal year 2022. The fiscal year 2023 tax expense includes the unfavorable impacts of losses in certain foreign justifications for which no tax benefit can be recognized as well as tax charges of $0.3 million for the impact of a state tax legislative change and $0.4 million resulting from changes in our prior year tax positions. Also included are tax benefits of $1.0 million for anticipated interest on Internal Revenue Service ("IRS") income tax refund claims and $0.9 million for decreases in state valuation allowances for deferred tax assets resulting from changes in our ability to utilize certain state net operating loss carryforwards. The fiscal year 2022 tax benefit included the unfavorable impacts of losses in certain foreign jurisdictions for which no tax benefit can be recognized.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. For more detailed segment information, see Note 19 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

 The following table includes comparative information for our volumes by business segment:

Pounds sold	Fiscal Year		Increase	% Increase
(in thousands)	2023	2022
Specialty Alloys Operations	212,050	187,754	24,296	13%
Performance Engineered Products *	11,864	10,662	1,202	11%
Intersegment	(9,792)	(10,304)	512	5%
Total pounds sold	214,122	188,112	26,010	14%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Specialty Alloys Operations	$2,213.6	$1,565.6	$648.0	41%
Performance Engineered Products	433.7	344.5	89.2	26%
Intersegment	(97.0)	(73.8)	(23.2)	(31)%
Total net sales	$2,550.3	$1,836.3	$714.0	39%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2023	2022
Specialty Alloys Operations	$1,540.6	$1,137.1	$403.5	35%
Performance Engineered Products	397.1	336.7	60.4	18%
Intersegment	(89.7)	(73.8)	(15.9)	(22)%
Total net sales excluding surcharge revenue	$1,848.0	$1,400.0	$448.0	32%

Specialty Alloys Operations Segment

Net sales in fiscal year 2023 for the SAO segment increased 41 percent to $2,213.6 million, as compared with $1,565.6 million in fiscal year 2022. Excluding surcharge revenue, net sales increased 35 percent from fiscal year 2022 on 13 percent higher shipment volume. The SAO segment results reflect higher sales in all end-use markets except Transportation compared to fiscal year 2022. In particular, Aerospace and Defense sales excluding surcharge increased 54 percent as compared to fiscal year 2022.

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

Liquidity and Financial Resources

During fiscal year 2024, we generated cash from operating activities of $274.9 million as compared with $14.7 million in fiscal year 2023. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was positive $179.0 million as compared to negative $67.6 million for fiscal year 2023. The change in operating cash flow and adjusted free cash flow in fiscal year 2024 primarily reflects the impact of higher earnings after noncash adjustments to net income and lower cash used for inventory compared to a year ago. The current year reflects cash used to build inventory of $96.7 million compared to $140.3 million in fiscal year 2023. The adjusted free cash flow results also reflect lower capital spending levels in the current period as compared to the prior year period.

Capital expenditures for property, plant, equipment and software were $96.6 million for fiscal year 2024 as compared to $82.3 million for fiscal year 2023. In fiscal year 2025, we expect capital expenditures to be approximately $125 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for fiscal year 2024 were $40.0 million, as compared to $39.4 million in the prior year period. In fiscal years 2024, 2023 and 2022 we declared and paid quarterly cash dividends of $0.20 per share. Additionally, we will discretionarily use excess cash for a recently approved share repurchase program up to $400.0 million of our outstanding common stock. The primary use of this program will be to offset dilution.

During fiscal year 2024, we made $11.3 million of pension contributions to our qualified defined benefit pension plans. Over the next five years, current estimates indicate that we will be required to make approximately $128.7 million of cash contributions to our domestic qualified defined benefit pension plans, based on the laws in effect for pension funding as of June 30, 2024, and subject to market returns and interest rate assumptions.

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

As of June 30, 2024, the borrowing rate for the Credit Facility was 7.09%, however we had no short-term borrowings. As of June 30, 2024, we had $1.2 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $348.8 million, remains available to us. From time to time during the fiscal year ended June 30, 2024, we borrowed under our Credit Facility. The weighted average daily borrowing under the Credit Facility during the fiscal year ended June 30, 2024 was approximately $19.1 million with daily outstanding borrowings ranging from $0.0 million to $67.8 million.

We believe that our total liquidity of $547.9 million, as of June 30, 2024, which includes cash and cash equivalents of $199.1 million and available borrowing capacity of $348.8 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of June 30, 2024, we had cash and cash equivalents of $22.0 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the fiscal year ended June 30, 2024, we repatriated cash of $4.3 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of June 30, 2024, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2024:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	10.14 to 1.00
Consolidated net leverage ratio	4.00 to 1.00 (maximum)	0.96 to 1.00
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

Adjusted Operating Income (Loss) and Adjusted Operating Margin Excluding Surcharge Revenue and Special Items

This report includes discussions of operating income (loss) and operating margin as adjusted to exclude the impact of raw material surcharge revenue and special items which represent financial measures that have not been determined in accordance with U.S. GAAP. We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. In addition, management believes that excluding special items from operating margin is helpful in analyzing our operating performance, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. See our earlier discussion of operating income (loss) for a reconciliation of adjusted operating income (loss) and adjusted operating margin excluding special items to operating income (loss) and operating margin determined in accordance with U.S. GAAP. Adjusted operating income (loss) and adjusted operating margin excluding surcharge revenue and special items are not U.S. GAAP financial measures and should not be considered in isolation of, or as a substitute for, operating income (loss) and operating margin calculated in accordance with U.S. GAAP.

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measure:

($ in millions, except per share data)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2024, as reported	$211.6	$(25.1)	$186.5	$3.70

Special items:
Goodwill impairment charge	14.1	—	14.1	0.28
Restructuring and asset impairment charges	16.9	(0.1)	16.8	0.33
Pension settlement charge	51.9	(12.4)	39.5	0.79
U.S. Tax benefit related to restructuring activities	—	(18.4)	(18.4)	(0.36)
Year ended June 30, 2024, as adjusted	$294.5	$(56.0)	$238.5	$4.74

* Impact per diluted share calculated using weighted average common shares outstanding of 50.3 million for the fiscal year ended June 30, 2024.

($ in millions, except per share data)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2023, as reported	$72.5	$(16.1)	$56.4	$1.14
Special item:
None reported	—	—	—	—
Year ended June 30, 2023, as adjusted	$72.5	$(16.1)	$56.4	$1.14

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

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. The following provides a reconciliation of adjusted free cash flow, as used in this Annual Report, to its most directly comparable U.S. GAAP financial measure:

	Fiscal Year
($ in millions)	2024	2023	2022
Net cash provided from operating activities	$274.9	$14.7	$6.0
Purchases of property, plant, equipment and software	(96.6)	(82.3)	(91.3)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.7	—	2.2
Adjusted free cash flow	$179.0	$(67.6)	$(83.1)

Management believes that the presentation of adjusted free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management's current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments. Additionally, we will discretionarily use excess cash for a recently approved share repurchase program up to $400.0 million of our outstanding common stock. The primary use of this program will be to offset dilution. Adjusted free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. We value other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2024 and 2023, $152.2 million and $133.2 million of inventory, respectively, was accounted for using a method other than the LIFO method. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $371.0 million and $517.2 million higher as of June 30, 2024 and 2023, respectively.

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

Pension and Other Postretirement Benefits

The amount of net pension expense (income), which is determined annually, or upon remeasurement, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan's investment policies, an analysis of the historical returns of the capital markets and current interest rates. Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan's Investment Policy Statement. The plan discount rate is determined by reference to the BondLink interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan's anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense (income) would change by $1.4 million. If the discount rate was changed by 0.25 percent, the net pension expense (income) would change by $0.3 million.

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

As of June 30, 2024, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2024, was $195.5 million and represents 86 percent of total goodwill as of June 30, 2024. The remaining goodwill recorded as of June 30, 2024 of $31.8 million is associated with the Dynamet reporting unit in the PEP segment. The fair value for both reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

In preparing the financial statements for the quarter ended March 31, 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates has contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite the efforts we made to mitigate the market challenges, results had not improved for the Latrobe Distribution reporting unit during the quarter ended March 31, 2024. In light of these market conditions at the time, the pace of growth in the future projections for Latrobe Distribution reporting unit were lowered.

We determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the quarter ended March 31, 2024, which represented the entire balance of goodwill. The fair value was estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

Goodwill associated with the SAO reporting unit is tested at the SAO segment level. As of June 1, 2024, the fair value of the SAO reporting unit exceeded the carrying value by 203 percent. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO's fair value, a weighted average cost capital of 9.5 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2024, the SAO reporting unit would have a fair value that exceeded the carrying value by approximately 196 percent.

Goodwill associated with the PEP segment is tested at the Dynamet reporting unit level. As of June 1, 2024, the fair value of the Dynamet reporting unit exceeded the carrying value by 144 percent. For purposes of the discounted cash flow analysis for Dynamet's fair value, a weighted average cost capital of 11.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2024, the Dynamet reporting unit would have a fair value that exceeded the carrying value by approximately 140 percent.

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

Leases

Determination of whether a contract is or contains a lease at contract inception is based on the presence of identified assets and the right to obtain substantially all of the economic benefit from or to direct the use of such assets. When it is determined a lease exists, a right-of-use ("ROU") asset and corresponding lease liability are recorded on the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets are recognized at the commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received and initial direct costs incurred. Lease liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. As the discount rate implicit in the lease is not readily determinable in most leases, an incremental borrowing rate is used. Lease terms include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Lease contracts with a term of 12 months or less are not recorded in the consolidated balance sheets. Fixed lease expense is recognized for operating leases on a straight-line basis over the lease term. Lease agreements with lease and non-lease components, are accounted for as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease costs. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the ROU asset or lease liability.

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years with a discount rate of approximately 6 percent as of June 30, 2024 and approximately 5 percent as of June 30, 2023.

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

Market Sensitive Instruments and Risk Management

See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for discussion of market sensitive instruments and associated market risk for Carpenter Technology Corporation.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2024 and 2023 were $17.3 million and $16.5 million, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 16 to the consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2024, we had approximately $2.6 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

From time-to time we use interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. Historically, we have entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued.

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

The status of our financial instruments as of June 30, 2024, is provided in Note 16 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." Assuming on June 30, 2024, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter's internal control over financial reporting as of June 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment, management concluded that, as of June 30, 2024, Carpenter's internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter's internal control over financial reporting as of June 30, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries (the "Company") as of June 30, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended June 30, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Goods Transferred to the Customer

As described in Notes 1 and 4 to the consolidated financial statements, revenue is recognized when the Company's performance obligations are satisfied. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product, based on the applicable shipping terms, or when the service is performed. For the year ended June 30, 2024, the Company's net sales were $2.76 billion, a majority of which relates to goods transferred to the customer.

The principal consideration for our determination that performing procedures relating to revenue recognition related to goods transferred to the customer is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of certain data provided by management; (ii) testing revenue, on a test basis, by obtaining and inspecting source documents, such as invoices, delivery documents, evidence of customer arrangement, price information, and cash receipts; and (iii) performing confirmation procedures for a sample of outstanding customer invoice balances as of June 30, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, delivery documents, evidence of customer arrangement, price information, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

August 13, 2024

We have served as the Company's auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2024, 2023 and 2022

($ in millions, except per share data)	2024	2023	2022
Net sales	$2,759.7	$2,550.3	$1,836.3
Cost of sales	2,175.4	2,213.0	1,686.5
Gross profit	584.3	337.3	149.8

Selling, general and administrative expenses	230.2	204.2	174.7
Goodwill impairment charge	14.1	—	—
Restructuring and asset impairment charges	16.9	—	—
Operating income (loss)	323.1	133.1	(24.9)

Interest expense, net	51.0	54.1	44.9
Debt extinguishment losses, net	—	—	6.0
Other expense (income), net	60.5	6.5	(12.7)

Income (loss) before income taxes	211.6	72.5	(63.1)
Income tax expense (benefit)	25.1	16.1	(14.0)

Net income (loss)	$186.5	$56.4	$(49.1)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$3.75	$1.15	$(1.01)
Diluted	$3.70	$1.14	$(1.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49.7	48.8	48.5
Diluted	50.3	49.2	48.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years ended June 30, 2024, 2023 and 2022

($ in millions)	2024	2023	2022
Net income (loss)	$186.5	$56.4	$(49.1)
Other comprehensive income (loss), net of tax:	.6
Net gain (loss) on derivative instruments, net of tax of $(0.3), $3.9 and $0.5, respectively	1.1	(12.5)	(1.4)
Pension and postretirement benefits, net of tax of $(16.0), $(11.8) and $(8.4), respectively	51.2	37.4	26.2
Foreign currency translation	(3.2)	5.6	(6.0)
Other comprehensive income, net of tax	49.1	30.5	18.8
Comprehensive income (loss), net of tax	$235.6	$86.9	$(30.3)

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2024, 2023 and 2022

($ in millions)	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$186.5	$56.4	$(49.1)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	134.6	131.0	131.4
Goodwill impairment charge	14.1	—	—
Acquisition-related contingent liability release	—	—	(4.7)
Noncash restructuring and asset impairment charges	15.8	—	—
Debt extinguishment losses, net	—	—	6.0
Deferred income taxes	(13.3)	(0.4)	(3.1)
Net pension expense (income)	76.0	19.9	(7.3)
Share-based compensation expense	19.8	16.4	10.8
Net loss on disposal of property, plant, and equipment and assets held for sale	4.6	2.5	2.0
Changes in working capital and other:
Accounts receivable	(32.6)	(144.5)	(79.0)
Inventories	(96.7)	(140.3)	(71.9)
Other current assets	(31.3)	13.0	8.3
Accounts payable	(11.0)	29.2	95.7
Accrued liabilities	23.6	38.2	(24.5)
Pension plan contributions	(11.3)	—	(0.7)
Other postretirement plan contributions	(2.6)	(3.3)	(1.7)
Other, net	(1.3)	(3.4)	(6.2)
Net cash provided from operating activities	274.9	14.7	6.0
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(96.6)	(82.3)	(91.3)
Proceeds from disposals of property, plant and equipment and assets held for sale	0.7	—	2.2
Net cash used for investing activities	(95.9)	(82.3)	(89.1)
FINANCING ACTIVITIES
Credit agreement borrowings	62.5	183.7	—
Credit agreement repayments	(62.5)	(183.7)	—
Proceeds from issuance of long-term debt, net of offering costs	—	—	296.6
Payments on long-term debt	—	—	(300.0)
Payments for debt extinguishment costs, net	—	—	(6.0)
Payments for debt issue costs	—	(1.9)	(0.8)
Dividends paid	(40.0)	(39.4)	(39.2)
Proceeds from stock options exercised	40.9	5.0	—
Withholding tax payments on share-based compensation awards	(24.2)	(3.8)	(3.4)
Net cash used for financing activities	(23.3)	(40.1)	(52.8)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(2.0)	2.7
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154.6	(109.7)	(133.2)
Cash and cash equivalents at beginning of year	44.5	154.2	287.4
Cash and cash equivalents at end of year	$199.1	$44.5	$154.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2024 and 2023

($ in millions, except share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$199.1	$44.5
Accounts receivable, net of allowance for doubtful accounts of $6.9 million and $7.4 million at June 30, 2024 and 2023, respectively	562.6	531.3
Inventories	735.4	639.7
Other current assets	94.1	66.4
Total current assets	1,591.2	1,281.9
Property, plant, equipment and software, net	1,335.2	1,383.8
Goodwill	227.3	241.4
Other intangibles, net	15.2	28.7
Deferred income taxes	7.5	6.6
Other assets	115.3	111.5
Total assets	$3,291.7	$3,053.9

LIABILITIES
Current liabilities:
Accounts payable	$263.9	$278.1
Accrued liabilities	202.4	181.3
Total current liabilities	466.3	459.4
Long-term debt	694.2	693.0
Accrued pension liabilities	207.6	190.1
Accrued postretirement benefits	21.1	45.8
Deferred income taxes	174.1	170.3
Other liabilities	99.6	99.2
Total liabilities	1,662.9	1,657.8

Contingencies and commitments (see Note 12)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 56,978,663 shares at June 30, 2024, and 56,143,131 shares at June 30, 2023; outstanding 49,776,955 shares at June 30, 2024, and 48,635,740 shares at June 30, 2023	284.9	280.7
Capital in excess of par value	352.6	328.4
Reinvested earnings	1,374.5	1,228.0
Common stock in treasury (7,201,708 shares and 7,507,391 shares at June 30, 2024 and 2023, respectively), at cost	(289.3)	(298.0)
Accumulated other comprehensive loss	(93.9)	(143.0)
Total stockholders' equity	1,628.8	1,396.1
Total liabilities and stockholders' equity	$3,291.7	$3,053.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2024, 2023 and 2022

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balances at June 30, 2021	$280.1	$322.6	$1,299.3	$(317.4)	$(192.3)	$1,392.3
Net loss			(49.1)			(49.1)
Net loss on derivative instruments, net of tax					(1.4)	(1.4)
Pension and postretirement benefits, net of tax					26.2	26.2
Foreign currency translation					(6.0)	(6.0)
Cash dividends:
Common @ $0.80 per share			(39.2)			(39.2)
Share-based compensation plans		(2.3)		10.0		7.7
Balances at June 30, 2022	280.1	320.3	1,211.0	(307.4)	(173.5)	1,330.5
Net income			56.4			56.4
Net loss on derivative instruments, net of tax					(12.5)	(12.5)
Pension and postretirement benefits, net of tax					37.4	37.4
Foreign currency translation					5.6	5.6
Cash dividends:
Common @ $0.80 per share			(39.4)			(39.4)
Share-based compensation plans		3.7		9.4		13.1
Stock options exercised	0.6	4.4				5.0
Balances at June 30, 2023	280.7	328.4	1,228.0	(298.0)	(143.0)	1,396.1
Net income			186.5			186.5
Net gain on derivative instruments, net of tax					1.1	1.1
Pension and postretirement benefits, net of tax					51.2	51.2
Foreign currency translation					(3.2)	(3.2)
Cash dividends:
Common @ $0.80 per share			(40.0)			(40.0)
Share-based compensation plans		0.9		8.7		9.6
Stock options exercised	4.2	23.3				27.5
Balances at June 30, 2024	$284.9	$352.6	$1,374.5	$(289.3)	$(93.9)	$1,628.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2024, 2023 and 2022

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2021	56,024,619	(7,983,943)	48,040,676
Stock options exercised	891	—	891
Share-based compensation plans	—	244,872	244,872
Balances at June 30, 2022	56,025,510	(7,739,071)	48,286,439
Stock options exercised	117,621	—	117,621
Share-based compensation plans	—	231,680	231,680
Balances at June 30, 2023	56,143,131	(7,507,391)	48,635,740
Stock options exercised	835,532	—	835,532
Share-based compensation plans	—	305,683	305,683
Balances at June 30, 2024	56,978,663	(7,201,708)	49,776,955

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

 Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Revenue Recognition

Revenue, net of related discounts, rebates, returns and allowances is recognized when performance obligations are satisfied under the terms of a customer order or contract. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product, based on the applicable shipping terms, or when the service is performed. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Freight and Handling Fees and Costs

Freight and handling fees and costs billed separately to customers are included as part of net sales, and freight and handling costs expensed are included as part of cost of sales on the consolidated statements of operations.

Research and Development

Research and development expenditures, which amounted to $25.6 million, $24.4 million and $20.4 million in fiscal years 2024, 2023 and 2022, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of operations. The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses. Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of outstanding amounts. Trade credit is extended based upon periodic evaluation of each customer's ability to perform its obligations. The Company determines accounts receivable allowances based on an aging of accounts and a review of specific accounts identified as collection risks. The Company generally does not require collateral to secure accounts receivable.

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2024 and 2023, $152.2 million and $133.2 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and the Dynamet reporting unit in the PEP segment.

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

Impairment of Long-Lived Assets

Long-lived assets subject to amortization, including property, plant, equipment, software and intangible assets, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 6 percent as of June 30, 2024 and approximately 5 percent as of June 30, 2023. The liabilities, net of present value discount, for this former operating site were $10.6 million and $10.1 million, as of June 30, 2024 and 2023, respectively.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations the Company performs on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2024, 2023 and 2022, no single customer accounted for 10 percent or more of total net sales. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2024 and 2023.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Restructuring and Asset Impairment Charges

During fiscal year 2024, the Company recorded restructuring and asset impairment charges of $16.9 million as a result of actions taken to streamline operations in the Carpenter Additive business in the PEP segment. This included $15.8 million of noncash pre-tax impairment charges related to $8.8 million of property, plant, equipment and software and $7.0 million associated with a certain definite lived intangible asset. The Company also recognized $1.1 million of various personnel costs for severance payments, medical coverage and related items.

There were no restructuring and asset impairment charges for fiscal years 2023 and 2022.

The reserve balances and activity for restructuring charges at June 30, 2024 and 2023 were as follows:

	June 30,
($ in millions)	2024	2023
Reserve balance beginning of year	$—	$—
Restructuring charges excluding noncash impairments	1.1	—
Cash payments	—	—
Reserve balance end of year	$1.1	$—

3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Pending Adoption

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU enhances the transparency and decision functionality of income tax disclosures to provide investors information to better assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flow. The amendments in this ASU require public entities to disclose the following specific categories in the rate reconciliation by both percentages and reporting currency amounts: the effect of state and local income tax, net of federal (national) income tax, foreign tax effects, effects of changes in tax laws or rates enacted in the current period, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable or nondeductible items and changes in unrecognized tax benefits. The amendments in ASU 2023-09 also require public entities to provide additional information for reconciling items that meet the qualitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income (loss) by the applicable statutory income tax rate). The ASU requires reporting entities to annually disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign localities. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued. ASU 2023-09 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose the following: significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires public entities to provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods. ASU 2023-07 clarifies that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements - Adopted

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $12.3 million and $14.0 million at June 30, 2024 and 2023, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the fiscal years ended June 30, 2024, 2023 and 2022 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations and Performance Engineered Products. Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical locations. Comparative information of the Company's overall revenues by end-use markets and geographic locations for fiscal years ended June 30, 2024, 2023 and 2022 were as follows:

End-Use Market	Year Ended June 30, 2024
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,449.9	$111.1	$(22.2)	$1,538.8
Medical	282.4	144.9	(51.7)	375.6
Transportation	141.3	8.2	(0.4)	149.1
Energy	177.2	8.6	—	185.8
Industrial and Consumer	393.0	40.3	(18.0)	415.3
Distribution	—	97.9	(2.8)	95.1
Total net sales	$2,443.8	$411.0	$(95.1)	$2,759.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

End-Use Market	Year Ended June 30, 2023
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,214.6	$108.0	$(31.9)	$1,290.7
Medical	213.8	123.4	(35.6)	301.6
Transportation	178.5	7.5	(1.0)	185.0
Energy	151.6	11.6	0.1	163.3
Industrial and Consumer	455.1	60.6	(28.5)	487.2
Distribution	—	122.6	(0.1)	122.5
Total net sales	$2,213.6	$433.7	$(97.0)	$2,550.3

End-Use Market	Year Ended June 30, 2022
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$739.3	$76.7	$(25.8)	$790.2
Medical	155.1	79.9	(22.7)	212.3
Transportation	173.4	5.2	(0.3)	178.3
Energy	104.8	8.1	0.1	113.0
Industrial and Consumer	393.0	49.1	(24.9)	417.2
Distribution	—	125.5	(0.2)	125.3
Total net sales	$1,565.6	$344.5	$(73.8)	$1,836.3

Geographic Location	Year Ended June 30, 2024
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,418.5	$234.4	$(29.9)	$1,623.0
Europe	449.2	75.5	(20.9)	503.8
Asia Pacific	389.4	46.2	(44.3)	391.3
Mexico	86.0	34.1	—	120.1
Canada	56.9	13.2	—	70.1
Other	43.8	7.6	—	51.4
Total net sales	$2,443.8	$411.0	$(95.1)	$2,759.7

Geographic Location	Year Ended June 30, 2023
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,350.7	$242.3	$(36.8)	$1,556.2
Europe	373.6	81.4	(17.7)	437.3
Asia Pacific	317.4	44.5	(42.4)	319.5
Mexico	83.7	40.3	—	124.0
Canada	44.1	16.0	—	60.1
Other	44.1	9.2	(0.1)	53.2
Total net sales	$2,213.6	$433.7	$(97.0)	$2,550.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Location	Year Ended June 30, 2022
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,018.6	$191.1	$(29.8)	$1,179.9
Europe	208.5	58.0	(13.0)	253.5
Asia Pacific	231.8	33.1	(31.0)	233.9
Mexico	44.2	45.2	—	89.4
Canada	29.6	11.9	—	41.5
Other	32.9	5.2	—	38.1
Total net sales	$1,565.6	$344.5	$(73.8)	$1,836.3

5.    Earnings (Loss) per Common Share

The Company calculates basic and diluted earnings (loss) per share using the two class method. Under the two class method, earnings (loss) are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings (loss) available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings (loss) per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. For the year ended June 30, 2022, the Company incurred a net loss and accordingly excluded all potentially dilutive securities from the determination of diluted loss per share as their impact was anti-dilutive.

The calculations of basic and diluted earnings (loss) per common share for the years ended June 30, 2024, 2023 and 2022 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2024	2023	2022
Net income (loss)	$186.5	$56.4	$(49.1)
Dividends allocated to participating securities	(0.3)	(0.4)	(0.1)

Earnings (loss) available for common stockholders used in calculation of basic earnings (loss) per common share	$186.2	$56.0	$(49.2)

Weighted average number of common shares outstanding, basic	49.7	48.8	48.5

Basic earnings (loss) per common share	$3.75	$1.15	$(1.01)

Net income (loss)	$186.5	$56.4	$(49.1)
Dividends allocated to participating securities	(0.3)	(0.4)	(0.1)

Earnings (loss) available for common stockholders used in calculation of diluted earnings (loss) per common share	$186.2	$56.0	$(49.2)

Weighted average number of common shares outstanding, basic	49.7	48.8	48.5
Effect of shares issuable under share-based compensation plans	0.6	0.4	—

Weighted average number of common shares outstanding, diluted	50.3	49.2	48.5

Diluted earnings (loss) per common share	$3.70	$1.14	$(1.01)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2024	2023	2022
Stock options	—	0.7	1.9

6.    Inventories

Inventories consisted of the following components at June 30, 2024 and 2023:

	June 30,
($ in millions)	2024	2023
Raw materials and supplies	$164.0	$157.7
Work in process	430.5	370.1
Finished and purchased products	140.9	111.9
Total inventories	$735.4	$639.7

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $371.0 million and $517.2 million higher as of June 30, 2024 and 2023, respectively. Current cost of LIFO-valued inventories was $954.2 million at June 30, 2024, and $1,023.7 million at June 30, 2023. There was no impact to cost of sales, net income or earnings per share from changes in LIFO-valued inventories during fiscal years 2024 or 2023. In addition, there were no inventory impairments recorded in fiscal years 2024 and 2023.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.    Property, Plant, Equipment and Software, net

Property, plant, equipment and software, net consisted of the following components at June 30, 2024 and 2023:

	June 30,
($ in millions)	2024	2023
Land	$40.6	$40.0
Buildings and building equipment	562.7	555.5
Machinery and equipment	2,454.4	2,391.1
Capitalized software	225.3	220.5
Construction in progress	68.2	92.7
Total at cost	3,351.2	3,299.8
Less: accumulated depreciation and amortization	2,016.0	1,916.0
Total property, plant, equipment and software, net	$1,335.2	$1,383.8

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30
Capitalized software	3 – 15

Depreciation for the years ended June 30, 2024, 2023 and 2022 was $111.8 million, $107.9 million and $107.6 million, respectively. Amortization related to capitalized software amounted to $16.3 million, $16.3 million and $16.9 million for the years ended June 30, 2024, 2023 and 2022, respectively. As a result of the actions taken to streamline operations in the Carpenter Additive business, the Company announced the planned closure of the Carpenter Additive operations in the United Kingdom. As a result, the Company recorded impairment charges of $8.8 million related to property, plant, equipment and software during fiscal year 2024.

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

As of June 30, 2024, the Company has two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2024, was $195.5 million and represents 86 percent of total goodwill. The remaining goodwill of $31.8 million is associated with the Dynamet reporting unit in the PEP segment. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and the Dynamet reporting unit.

In preparing the financial statements for the quarter ended March 31, 2024, the Company identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates has contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite efforts of the Company to mitigate the market challenges, results did not improve for the Latrobe Distribution reporting unit during the quarter ended March 31, 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered.

The Company determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the quarter ended March 31, 2024, which represented the entire balance of goodwill. The fair value was estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

Goodwill associated with the SAO reporting unit is tested at the SAO segment level. As of June 1, 2024, the fair value of the SAO reporting unit exceeded the carrying value by 203 percent. The discounted cash flows analysis for the SAO reporting unit includes assumptions related to our ability to increase volume, improve mix, expand product offerings and continue to implement opportunities to reduce costs over the next several years. For purposes of the discounted cash flow analysis for SAO's fair value, a weighted average cost capital of 9.5 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2024, the SAO reporting unit would have a fair value that exceeded the carrying value by approximately 196 percent.

Goodwill associated with the PEP segment is tested at the Dynamet reporting unit level. As of June 1, 2024, the fair value of the Dynamet reporting unit exceeded the carrying value by 144 percent. For purposes of the discounted cash flow analysis for Dynamet's fair value, a weighted average cost capital of 11.0 percent and a terminal growth rate assumption of 2.5 percent were used. If the long-term growth rate for this reporting unit had been hypothetically reduced by 0.5 percent at June 1, 2024, the Dynamet reporting unit would have a fair value that exceeded the carrying value by approximately 140 percent.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value of the reporting units.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated goodwill impairment losses of $148.7 million are related solely to the PEP segment. The changes in the carrying amount of goodwill by reportable segment for fiscal years 2024 and 2023 were as follows:

	June 30,
($ in millions)	2022	2023	Impairment	2024
Goodwill	$376.0	$376.0	$—	$376.0
Accumulated impairment losses	(134.6)	(134.6)	(14.1)	(148.7)
Total goodwill	$241.4	$241.4	$(14.1)	$227.3

Specialty Alloys Operations	$195.5	$195.5	$—	$195.5
Performance Engineered Products	45.9	45.9	(14.1)	31.8
Total goodwill	$241.4	$241.4	$(14.1)	$227.3

Other Intangible Assets, Net

Other intangible assets, net consisted of the following as of June 30, 2024 and 2023:

		June 30, 2024			June 30, 2023
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	30	$29.9	$(27.3)	$2.6	$29.9	$(26.3)	$3.6
Customer relationships	15	70.8	(58.2)	12.6	70.8	(53.5)	17.3
Technology	11	—	—	—	3.6	(3.5)	0.1
Patents	15	—	—	—	11.4	(3.7)	7.7
Total other intangibles		$100.7	$(85.5)	$15.2	$115.7	$(87.0)	$28.7

The Company recorded $6.5 million of amortization expense related to intangible assets during fiscal year 2024, $6.8 million during fiscal year 2023 and $6.9 million during fiscal year 2022. The estimated annual amortization expense related to intangible assets for each of the succeeding four fiscal years is $5.7 million in fiscal years 2025 and 2026, $3.8 million in fiscal year 2027 and $0.0 million in fiscal year 2028.

As a result of the actions taken to streamline operations in the Carpenter Additive business, the Company announced the planned closure of the Carpenter Additive operations in the United Kingdom. As a result, the Company recorded an impairment charge of $7.0 million related to a certain definite lived intangible asset during fiscal year 2024. There is no remaining carrying value for this asset as of June 30, 2024.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2024 and 2023:

	June 30,
($ in millions)	2024	2023
Accrued compensation and benefits	$121.6	$92.4
Accrued interest expense	18.5	18.5
Accrued postretirement benefits	15.4	16.1
Contract liabilities	12.3	14.0
Current portion of lease liabilities	8.8	9.1
Accrued taxes	4.2	4.9
Derivative financial instruments	3.6	6.4
Accrued pension liabilities	3.3	3.3
Accrued income taxes	1.0	2.5
Other	13.7	14.1
Total accrued liabilities	$202.4	$181.3

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

As of June 30, 2024, the Company had $1.2 million of issued letters of credit under the Credit Facility and no short-term borrowings, with the balance of $348.8 million available to the Company.

Interest on the borrowings under the Credit Facility accrue at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.75% to 2.50% (1.75% as of June 30, 2024), and for Base Rate-determined loans, from 0.75% to 1.50% (0.75% as of June 30, 2024). The Company also pays a quarterly commitment fee ranging from 0.250% to 0.375% (0.250% as of June 30, 2024), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.75% to 2.50% (1.75% as of June 30, 2024), with respect to letters of credit issued under the Credit Facility. As of June 30, 2024, the borrowing rate for the Credit Facility was 7.09%, however the Company had no short-term borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or thresholds triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of June 30, 2024, the Company was in compliance with all of the covenants of the Credit Facility.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt outstanding at June 30, 2024 and 2023 consisted of the following:

	June 30,
($ in millions)	2024	2023
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at June 30, 2024 and 2023)	$397.2	$396.5
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at June 30, 2024 and 2023)	297.0	296.5
Total debt	694.2	693.0
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$694.2	$693.0

Aggregate maturities of long-term debt for the five fiscal years subsequent to June 30, 2024, are $0.0 million for fiscal years 2025 through 2028 and $400.0 million in fiscal year 2029.

For the years ended June 30, 2024, 2023 and 2022, interest costs totaled $52.6 million, $55.6 million and $45.7 million, respectively, of which $1.6 million, $1.5 million and $0.8 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. The decrease in interest expense for the fiscal year ended June 30, 2024, as compared to the fiscal year ended June 30, 2023, is largely due to decreased short-term borrowing activity under the Company's Credit Facility. Debt extinguishment losses, net for the fiscal years ended June 30, 2024 and June 30, 2023 were $0.0 million and $0.0 million, respectively. Debt extinguishment losses, net for the fiscal year ended June 30, 2022 were $6.0 million.

11.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.
The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association ("VEBA") Trust. During fiscal years 2024 and 2023, the Company funded benefit payments using assets in the VEBA Trust.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2024	2023	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$848.2	$959.4	$182.3	$206.2
Service cost	8.2	8.1	1.5	1.8
Interest cost	43.7	46.2	10.2	10.0
Benefits paid	(68.8)	(77.5)	(12.3)	(13.5)
Actuarial gain	(2.3)	(65.3)	(8.9)	(22.2)
Plan settlements	(147.2)	(23.3)	—	—
Other	0.9	0.6	—	—
Projected benefit obligation at end of year	682.7	848.2	172.8	182.3
Change in plan assets:
Fair value of plan assets at beginning of year	654.8	759.4	120.4	114.7
Actual return	18.5	(7.4)	25.6	15.9
Benefits paid	(68.8)	(77.5)	(12.3)	(13.5)
Contributions	14.5	3.6	2.6	3.3
Plan settlements	(147.2)	(23.3)	—	—
Fair value of plan assets at end of year	471.8	654.8	136.3	120.4
Funded status of the plans	$(210.9)	$(193.4)	$(36.5)	$(61.9)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities - current	(3.3)	(3.3)	(15.4)	(16.1)
Accrued pension liabilities - noncurrent	(207.6)	(190.1)	—	—
Accrued postretirement benefits - noncurrent	—	—	(21.1)	(45.8)
Funded status of the plans	$(210.9)	$(193.4)	$(36.5)	$(61.9)

	Pension Plans		Other Postretirement Plans
($ in millions)	2024	2023	2024	2023
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$215.4	$260.3	$(64.3)	$(39.7)
Prior service cost (benefit)	4.2	5.8	1.5	(2.4)
Total	$219.6	$266.1	$(62.8)	$(42.1)
Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of:
Net actuarial loss (gain)	$15.5	$(12.5)	$(27.2)	$(31.2)
Amortization of net (loss) gain	(8.0)	(9.5)	2.5	1.8
Amortization of prior service (cost) benefit	(2.1)	(2.1)	3.9	3.9
Settlement charge	(51.9)	—	—	—
Total, before tax effect	$(46.5)	$(24.1)	$(20.8)	$(25.5)
Additional information:
Accumulated benefit obligation for all pension plans	$678.5	$843.8	N/A	N/A

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2024, actuarial gains in pension plans were impacted by a change in discount rate of $5.4 million partially offset by a change in plan experience of $3.1 million. Actuarial gains in other postretirement plans were impacted by a change in discount rate of $2.1 million and a change in plan experience of $4.9 million. For the year ended June 30, 2023, actuarial gains in pension plans were significantly impacted by a change in discount rate of $70.9 million partially offset by a change in plan experience of $9.2 million. Actuarial gains in other postretirement plans were significantly impacted by a change in discount rate of $13.8 million.

The following is additional information related to plans with projected benefit obligations in excess of plan assets as of June 30, 2024 and 2023:

	Pension Plans		Other Postretirement Plans
($ in millions)	2024	2023	2024	2023
Projected benefit obligation	$682.7	$848.2	$172.8	$182.3
Fair value of plan assets	$471.8	$654.8	$136.3	$120.4

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2024 and 2023:

	Pension Plans		Other Postretirement Plans
($ in millions)	2024	2023	2024	2023
Accumulated benefit obligation	$678.5	$843.8	$172.8	$182.3
Fair value of plan assets	$471.8	$654.8	$136.3	$120.4

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the years ended June 30, 2024, 2023 and 2022 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2024	2023	2022	2024	2023	2022
Service cost	$8.2	$8.1	$8.6	$1.5	$1.8	$2.4
Interest cost	43.7	46.2	36.6	10.2	10.0	7.4
Expected return on plan assets	(35.9)	(45.3)	(59.9)	(7.3)	(6.8)	(8.2)
Amortization of net loss (gain)	8.0	9.5	8.4	(2.5)	(1.8)	(0.8)
Amortization of prior service cost (benefit)	2.1	2.1	2.1	(3.9)	(3.9)	(3.9)
Settlement charge	51.9	—	—	—	—	—
Net pension expense (income)	$78.0	$20.6	$(4.2)	$(2.0)	$(0.7)	$(3.1)

The service cost component of the Company's net pension expense (income), which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income (loss) of the business segments. The residual net pension expense (income), which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs and benefits, is presented within other expense (income), net. See Note 18 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

During the fiscal year ended June 30, 2024, the Company executed a buy-out annuity transaction for the Company's largest defined benefit plan. The Company determined that the annuity settlement and lump-sum payments exceeded the threshold of service cost and interest cost components and therefore settlement accounting was required. As a result, the Company recorded a settlement charge of $51.9 million in the year ended June 30, 2024 within other expense (income), net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2024	2023	2024	2023
Discount rate	5.98%	5.85%	6.03%	5.87%
Rate of compensation increase	3.33%	3.28%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the fiscal year	Pension Plans			Other Postretirement Plans
	2024	2023	2022	2024	2023	2022
Discount rate	5.89%	5.01%	3.06%	5.87%	5.02%	3.04%
Expected long-term rate of return on plan assets	6.50%	6.25%	6.22%	6.50%	6.25%	6.25%
Long-term rate of compensation increase	3.28%	3.28%	3.29%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2024	2023
Assumed health care cost trend rate	6.50%	6.25%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2031	2028

 Amounts in other accumulated comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the fiscal year ended June 30, 2025, are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost (benefit)	$2.1	$1.2	$3.3
Amortization of net actuarial loss (gain)	7.3	(5.6)	1.7
Amortization of accumulated other comprehensive loss (gain)	$9.4	$(4.4)	$5.0

The Company's U.S. pension plans' weighted-average asset allocations at June 30, 2024 and 2023, by asset category are as follows:

	2024	2023
Equity securities	42.4%	43.8%
Fixed income securities	31.6	36.5
Real assets securities	26.0	19.7
Total	100.0%	100.0%

The Company's policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company's Retirement Committee.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan's Investment Policy Statement. The assets related to the Company's other postretirement benefit plans were invested in approximately 95 percent U.S. equities and 5 percent short-term investments as of June 30, 2024. Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan's asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

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

The fair values of the Company's pension plan assets as of June 30, 2024 and 2023, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2024
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$7.2	$—	$—	$7.2
Commingled trust funds	—	—	464.1	464.1
Mortgage/asset backed securities and other	—	0.5	—	0.5
Fair value of plan assets at end of year	$7.2	$0.5	$464.1	$471.8

	June 30, 2023
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$6.7	$—	$—	$6.7
Commingled trust funds	—	—	646.8	646.8
Mortgage/asset backed securities and other	—	1.3	—	1.3
Fair value of plan assets at end of year	$6.7	$1.3	$646.8	$654.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company's other postretirement benefit plans as of June 30, 2024 and 2023, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2024
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled trust fund	$—	$—	$129.7	$129.7
Short-term investments	6.6	—	—	6.6
Fair value of plan assets at end of year	$6.6	$—	$129.7	$136.3

	June 30, 2023
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled trust fund	$—	$—	$110.1	$110.1
Short-term investments	10.3	—	—	10.3
Fair value of plan assets at end of year	$10.3	$—	$110.1	$120.4

Cash Flows — Employer Contributions

The Company made contributions to the qualified defined benefit pension plans of $11.3 million, $0.0 million and $0.7 million during fiscal years 2024, 2023 and 2022, respectively. The Company currently expects to make $26.3 million of required cash pension contributions to the domestic qualified defined benefit pension plans during fiscal year 2025. During the fiscal years ended June 30, 2024, 2023 and 2022, the Company made contributions of $3.2 million, $3.6 million and $3.1 million, respectively, to other non-qualified pension plans.

Estimated Future Benefit Payments

Pension benefits are currently paid from plan assets and other benefits are currently paid from both corporate assets and the VEBA trust. The benefit payments below, which reflect expected future service, as appropriate, are expected to be paid by fiscal year as follows:

($ in millions)	Pension Benefits	Other Benefits
2025	$63.4	$15.4
2026	$61.3	$15.4
2027	$60.3	$15.2
2028	$58.7	$15.0
2029	$57.3	$14.8
2030-2034	$264.9	$69.6

Other Benefit Plans

The Company also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions to the plans were $26.5 million in fiscal year 2024, $23.3 million in fiscal year 2023 and $21.0 million in fiscal year 2022.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During fiscal year 2024 the Company increased the liability for environmental remediation costs by $0.8 million. During fiscal year 2023, the Company decreased the liability for environmental remediation costs by $1.8 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2024 and 2023 were $17.3 million and $16.5 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. Raw material prices as of June 30, 2024, were used for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to $243.8 million as of June 30, 2024. Of this amount, $176.3 million relates to fiscal year 2025, $44.7 million to fiscal year 2026, $21.9 million to fiscal year 2027, $0.5 million to fiscal year 2028 and $0.4 million to fiscal year 2029.

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

Total lease cost was $14.6 million, $14.0 million and $13.5 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The following table sets forth the components of the Company's lease cost for the fiscal years ended June 30, 2024, 2023 and 2022:

	Years Ended June 30,
($ in millions)	2024	2023	2022
Operating lease cost	$11.0	$11.3	$10.9
Short-term lease cost	4.4	3.8	3.5
Variable lease cost	0.2	0.1	0.1
Sublease income	(1.0)	(1.2)	(1.0)
Total lease cost	$14.6	$14.0	$13.5

Operating cash flow payments from operating leases	$11.6	$12.3	$11.4
Noncash ROU assets obtained in exchange for lease obligations	$4.3	$9.9	$16.5

The leases have a remaining term of one to thirteen years. The following table sets forth the Company's weighted-average remaining lease term and weighted-average discount rate at June 30, 2024, 2023 and 2022:

	Years Ended June 30,
	2024	2023	2022
Weighted-average remaining lease term - operating leases	7.4 years	8.0 years	8.5 years
Weighted-average discount rate - operating leases	4.4%	4.1%	3.7%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company's ROU assets and lease liabilities at June 30, 2024 and June 30, 2023:

	June 30,
($ in millions)	2024	2023
Operating lease assets:
Other assets	$39.0	$43.9
Operating lease liabilities:
Accrued liabilities	$8.8	$9.1
Other liabilities	38.4	43.6
Total operating lease liabilities	$47.2	$52.7

Minimum lease payments by fiscal year for operating leases expiring subsequent to June 30, 2024, are as follows:

($ in millions)	Lease Payments
2025	$10.4
2026	8.1
2027	7.6
2028	6.4
2029	4.9
Thereafter	17.7
Total future minimum lease payments	55.1
Less: imputed interest	7.9
Total	$47.2

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2024	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$—
Liabilities:
Derivative financial instruments	$5.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$3.7
Liabilities:
Derivative financial instruments	$6.8

The Company's derivative financial instruments have historically consisted of commodity forward contracts, foreign currency forward contracts, interest rate swaps and forward interest rate swaps. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to foreign exchange rates, commodity prices and interest rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company's use of derivatives and hedging policies are more fully discussed in Note 16.

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2024		June 30, 2023
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$694.2	$709.1	$693.0	$698.1
Company-owned life insurance	$31.8	$31.8	$26.2	$26.2

The fair values of long-term debt as of June 30, 2024, and June 30, 2023, were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Share-Based Compensation

The Company has two share-based compensation plans: the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (the "Omnibus Plan") and the Stock-Based Compensation Plan for Non-Employee Directors ("Director's Plan"). The Company recognizes compensation cost based on the fair value of the awards on the date of grant. The compensation cost is recognized over the requisite service period of the award, which is generally the shorter of the vesting period that the holder is required to provide service, or the period from the grant date to the date on which the employee is eligible to retire or the Director has a separation from service event. Upon the employee's retirement, as defined in the Omnibus Plan, or the Director's separation from service, as defined in the Director's Plan, outstanding awards are subject to certain accelerated vesting terms.

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $19.8 million, $16.4 million and $10.8 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant. The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2024, 3,419,252 shares were available for awards which may be granted under this plan.

Director's Plan

The Director's Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2024, 171,911 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company's common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no longer than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2024, 2023 and 2022 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2024	2023	2022
Expected volatility	55.4%	54.0%	51.6%
Dividend yield	1.1%	2.2%	2.4%
Risk-free interest rate	4.6%	4.0%	1.1%
Expected term (in years)	5.0	5.0	5.0

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

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2021	2,075,753	$43.47
Granted	36,444	$34.43
Exercised	(891)	$39.70
Forfeited	(69,656)	$40.52
Expired	(79,061)	$54.49
Outstanding at June 30, 2022	1,962,589	$42.96
Granted	27,956	$36.24
Exercised	(117,621)	$42.39
Withheld	(1,136)	$44.90
Forfeited	(2,097)	$42.16
Expired	(61,517)	$49.67
Outstanding at June 30, 2023	1,808,174	$42.67
Granted	11,014	$70.64
Exercised	(835,532)	$45.06
Withheld	(369,042)	$39.81
Forfeited	(1,028)	$70.64
Outstanding at June 30, 2024	613,586	$41.61	3.6 years	$41.7

Exercisable at June 30, 2024	603,600	$41.13	3.5 years	$41.3

Outstanding and Exercisable Options

Exercise Price Range	Number Outstanding at June 30, 2024	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2024	Weighted Average Exercise Price
$18.26 - $20.00	50,142	6.3	$18.26	50,142	$18.26
$20.01 - $30.00	—	0.0	$—	—	$—
$30.01 - $40.00	160,379	3.6	$37.13	160,379	$37.13
$40.01 - $50.00	311,969	3.0	$42.58	311,969	$42.58
$50.01 - $60.00	81,110	3.1	$57.59	81,110	$57.59
$60.01 - $70.64	9,986	9.3	$70.64	—	$—
	613,586		$41.61	603,600	$41.13

The weighted average grant date fair value of options awarded during fiscal years 2024, 2023 and 2022 was $34.06, $15.55 and $12.39, respectively. Share-based compensation charged against income related to stock options for the fiscal years ended June 30, 2024, 2023 and 2022 was $0.4 million, $0.5 million and $0.6 million, respectively. As of June 30, 2024, $0.1 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 0.3 years. Of the options outstanding at June 30, 2024, 384,642 relate to the Omnibus Plan and 228,944 relate to the Directors' Plan.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Unit Awards (Omnibus Plan)

Restricted stock unit awards are granted to employees with performance and/or service conditions. Dividend equivalents are accrued for earned restricted stock unit awards and will only be paid upon satisfaction of the terms and conditions applicable to the underlying restricted stock units. The fair value of the restricted stock unit awards is determined based on the close price of the Company's stock on the grant date.

Performance-based restricted stock unit awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. These shares typically vest upon expiration of the performance period. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period.

Time-based restricted stock unit awards typically vest one to three years from the date of grant. Compensation cost related to time-based stock unit awards is recognized over the vesting period of the award.

Amounts charged to compensation expense for restricted stock unit awards were $9.8 million, $8.6 million and $8.0 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. As of June 30, 2024, $7.6 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.5 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Award Balance at June 30, 2021	496,325	$29.44
Time-based granted	281,533	$35.76
Vested	(216,656)	$32.71
Forfeited	(45,538)	$32.35
Restricted Award Balance at June 30, 2022	515,664	$31.27
Time-based granted	285,268	$39.01
Vested	(246,306)	$31.37
Forfeited	(31,880)	$35.23
Restricted Award Balance at June 30, 2023	522,746	$35.18
Time-based granted	191,909	$61.42
Vested	(273,296)	$32.67
Forfeited	(40,262)	$45.19
Restricted Award Balance at June 30, 2024	401,097	$48.44

The Company granted performance-based awards in fiscal years 2024, 2023 and 2022 within the Omnibus Plan. The awards are granted at a target number of shares. These awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. These shares typically vest upon expiration of the performance period. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. In fiscal years 2024, 2023 and 2022 expense of $8.3 million, $6.1 million and $1.1 million was recognized for these awards, respectively. Compensation cost in fiscal year 2024 reflects higher performance attainment compared to fiscal years 2023 and 2022.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Director Stock Units

According to the provisions of the Director's Plan, on the date of each annual stockholders' meeting or on such other regularly scheduled date as the Board of Directors may determine from time to time in light of the Company's prevailing practices for the grant of equity awards to employees, each Director shall be granted, in place of cash compensation, a number of stock units determined by dividing 50 percent of the Director's annual retainer by the fair market value of the Company's common stock on that date. These stock units vest on the first anniversary of the grant date, provided that one-quarter of the units granted within the one year period preceding separation from service (for reasons other than cause, a change in control, death or disability) will vest for every three months of service following the grant date. At the Director's election, the remaining 50 percent of the annual retainer and 100 percent of committee chair fees may be paid in stock units in lieu of cash. These units are immediately vested.

In addition to the grant of retainer stock units described above, each Director may be granted annually an additional award of stock units as the Board may determine by resolution. These stock units vest on the first anniversary of the grant date, provided that one-quarter of the units granted within the one-year period preceding separation from service (for reasons other than cause, a change in control, death or disability) will vest for every three months of service following the grant date.

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

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2021	353,365	$35.54
Granted	37,234	$33.62
Distributed	(81,136)	$33.28
Dividend equivalents	7,770	$—
Outstanding at June 30, 2022	317,233	$31.89
Granted	38,433	$34.93
Distributed	(54,057)	$35.85
Dividend equivalents	5,962	$—
Outstanding at June 30, 2023	307,571	$30.75
Granted	21,590	$71.01
Distributed	(11,653)	$36.14
Forfeited	(1,912)	$70.64
Dividend equivalents	3,223	$—
Outstanding at June 30, 2024	318,819	$33.85

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year. This amounted to $1.3 million, $1.2 million and $1.1 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. As of June 30, 2024, $0.3 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

16.    Derivatives and Hedging Activities

The Company, from time to time, uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2024, the Company had forward contracts to purchase 2.0 million pounds of certain raw materials with settlement dates through December 2025.

Cash Flow Hedging — Forward interest rate swaps: Historically, the Company has entered into forward interest rate swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. The forward interest rate swaps were designated as cash flow hedges. The qualifying hedge contracts were marked-to-market at each reporting date and any unrealized gains or losses were included in AOCI to the extent effective and reclassified to interest expense in the period during which the hedged transaction affected earnings or it became probable that the forecasted transaction would not occur. For the fiscal years ended June 30, 2024, 2023 and 2022, net gains of $0.0 million, $0.0 million and $0.4 million, respectively, were recorded as a reduction to interest expense. These amounts represent the impact of previously terminated swaps which were being amortized over the remaining term of the underlying debt which was paid off during the fiscal year ended June 30, 2022.

Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro and Pound Sterling, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to net sales in the period during which the transaction affects earnings or it becomes probable that the forecasted transaction will not occur. The Company had no qualifying foreign currency hedge contracts as of June 30, 2024 and 2023.

The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense (income), net. As of June 30, 2024, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2024 and 2023:

June 30, 2024 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Other current assets	$—	$—	$—
Other assets	—	—	—
Total asset derivatives	$—	$—	$—
Liability Derivatives:
Accrued liabilities	$—	$3.6	$3.6
Other liabilities	1.4	0.8	2.2
Total liability derivatives	$1.4	$4.4	$5.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Other current assets	$2.1	$1.6	$3.7
Other assets	—	—	—
Total asset derivatives	$2.1	$1.6	$3.7
Liability Derivatives:
Accrued liabilities	$—	$6.4	$6.4
Other liabilities	—	0.4	0.4
Total liability derivatives	$—	$6.8	$6.8

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $0.2 million and total liability derivatives would have been $6.0 million as of June 30, 2024.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2024, the Company had no cash collateral held by counterparties.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the fiscal years ended June 30, 2024, 2023 and 2022:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives Years Ended June 30,
($ in millions)	2024	2023	2022
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(9.6)	$(8.8)	$26.8
Total	$(9.6)	$(8.8)	$26.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of (Loss) Gain Reclassified from AOCI into Income Years Ended June 30,
($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	2024	2023	2022
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(11.0)	$7.7	$28.3
Forward interest rate swaps	Interest expense	—	—	0.4
Total		$(11.0)	$7.7	$28.7

The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded during the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,175.4	$2,213.0

(Loss) Gain on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of (loss) gain reclassified from AOCI to income	(11.0)	7.7
Total (loss) gain	$(11.0)	$7.7

The Company estimates that $1.5 million of net derivative losses included in AOCI as of June 30, 2024, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2024.

The changes in AOCI associated with derivative hedging activities during the fiscal years ended June 30, 2024, 2023 and 2022 were as follows:

	Years Ended June 30,
($ in millions)	2024	2023	2022
Balance, beginning	$(7.0)	$5.5	$6.9
Current period changes in fair value, net of tax	(7.3)	(6.7)	20.4
Reclassification to earnings, net of tax	8.4	(5.8)	(21.8)
Balance, ending	$(5.9)	$(7.0)	$5.5

17.    Income Taxes

Income (loss) before income taxes for the Company's domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2024	2023	2022
Domestic	$224.1	$51.2	$(74.0)
Foreign	(12.5)	21.3	10.9
Income (loss) before income taxes	$211.6	$72.5	$(63.1)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expense (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2024	2023	2022
Current:
Federal	$30.4	$8.6	$(14.7)
State	4.2	2.6	0.1
Foreign	3.8	5.3	3.7
Total current	38.4	16.5	(10.9)
Deferred:
Federal	(10.1)	(0.9)	(1.0)
State	(2.7)	(0.5)	(2.7)
Foreign	(0.5)	1.0	0.6
Total deferred	(13.3)	(0.4)	(3.1)
Total income tax expense (benefit)	$25.1	$16.1	$(14.0)

The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company's effective income tax rates:

	Years Ended June 30,
(% of pre-tax income (loss))	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.7	2.8	3.1
Foreign tax rate differential	(0.3)	0.9	(1.0)
Research and development tax credit	(1.6)	(3.5)	4.4
Foreign derived intangible income deduction	(1.8)	—	—
Adjustments of prior years' income taxes	—	8.7	(7.4)
Non-deductible goodwill impairment	1.4	—	—
Tax benefit related to closure of Additive operations	(8.7)	—	—
Non-taxable income	(0.5)	(0.8)	(1.0)
Non-deductible expenses	6.4	(0.1)	(0.7)
Non-deductible compensation	1.6	1.4	(1.1)
Share-based compensation	(3.2)	—	(0.7)
Changes in valuation allowances	(4.7)	(7.4)	6.0
Law changes	—	0.4	—
Interest on prior tax positions	(0.4)	(1.3)	0.2
Other, net	—	0.1	(0.6)
Effective income tax rate	11.9%	22.2%	22.2%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company had state net operating loss carryforwards of $178.2 million expiring between fiscal years 2024 and 2044. A significant portion of the state net operating loss carryforwards are subject to an annual limitation that, under current law, is likely to limit future tax benefits to approximately $7.0 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be revised in the near term if estimates of future taxable income during the carryforward period change.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation allowances decreased by $11.2 million during fiscal year 2024. Liquidation of the Carpenter Additive business in the United Kingdom for tax purposes resulted in the write-off of net deferred tax assets of $7.2 million for which no benefit was recognized. The write-off of the net deferred tax assets reduced the valuation allowance. The expiration of $3.3 million net operating losses, for which no tax benefit was recognized, caused a reduction in the valuation allowance. As a result of increases in estimates of projected future taxable income during the carryforward period, the valuation allowance was reduced by $0.9 million for the expected realization of previously limited net operating loss carryforwards. This was partially offset by a $0.2 million increase in net operating losses incurred in certain jurisdictions for which no tax benefit was recognized.

The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below:

	June 30,
($ in millions)	2024	2023
Deferred tax assets:
Pensions	$33.1	$39.8
Postretirement provisions	14.4	20.0
Non-equity compensation	9.6	16.0
Net operating loss carryforwards	8.5	22.5
Tax credit carryforwards	2.0	1.2
Operating lease liabilities	8.9	10.0
Other	20.1	22.3
Gross deferred tax assets	96.6	131.8
Valuation allowances	(2.4)	(13.6)
Total deferred tax assets	94.2	118.2
Deferred tax liabilities:
Depreciation	219.6	237.6
Intangible assets	3.2	5.8
Inventories	28.2	27.4
Operating lease right-of-use assets	7.0	8.0
Other	2.8	3.1
Total deferred tax liabilities	260.8	281.9
Deferred tax liabilities, net	$166.6	$163.7

The Company does not have unrecognized tax benefits as of June 30, 2024, 2023 and 2022. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

All years prior to fiscal year 2018 have been settled with the Internal Revenue Service and with most significant state, local and foreign tax jurisdictions.

The Company asserts that substantially all undistributed earnings from foreign subsidiaries are not considered indefinitely reinvested. The potential tax implications from the distribution of these earnings are expected to be limited to withholding taxes in certain jurisdictions and are not expected to materially impact the consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18.    Other Expense (Income), Net

Other expense (income), net consists of the following:

	Years Ended June 30,
($ in millions)	2024	2023	2022
Unrealized (gains) losses on company-owned life insurance contracts and investments held in rabbi trusts	$(5.8)	$(3.3)	$4.8
Interest income	(1.8)	(0.6)	(0.1)
Foreign exchange losses	1.8	0.4	1.3
Pension earnings, interest and deferrals	14.4	10.0	(18.3)
Pension settlement charge	51.9	—	—
Other	—	—	(0.4)
Total other expense (income), net	$60.5	$6.5	$(12.7)

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

 The Company's executive management evaluates the performance of these operating segments based on sales, operating income and cash flow generation. Segment operating results exclude general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically identified income or expense items.

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, amortization of actuarial gains and losses and prior service costs and pension settlement charges is included within other expense (income), net.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the fiscal years ended June 30, 2024, 2023 and 2022. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2024 and 2023.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Sales	Years Ended June 30,
($ in millions)	2024	2023	2022
Specialty Alloys Operations	$2,443.8	$2,213.6	$1,565.6
Performance Engineered Products	411.0	433.7	344.5
Intersegment	(95.1)	(97.0)	(73.8)
Consolidated net sales	$2,759.7	$2,550.3	$1,836.3

Operating Income (Loss)	Years Ended June 30,
($ in millions)	2024	2023	2022
Specialty Alloys Operations	$408.5	$179.1	$9.6
Performance Engineered Products	36.0	31.8	18.1
Corporate costs (including special items)	(123.0)	(75.5)	(52.8)
Intersegment	1.6	(2.3)	0.2
Consolidated operating income (loss)	$323.1	$133.1	$(24.9)

Depreciation and Amortization	Years Ended June 30,
($ in millions)	2024	2023	2022
Specialty Alloys Operations	$113.3	$110.0	$110.1
Performance Engineered Products	16.3	15.6	15.8
Corporate	5.0	5.4	5.5
Consolidated depreciation and amortization	$134.6	$131.0	$131.4

Capital Expenditures	Years Ended June 30,
($ in millions)	2024	2023	2022
Specialty Alloys Operations	$80.0	$70.2	$77.5
Performance Engineered Products	13.2	10.1	10.8
Corporate	3.4	2.0	3.0
Consolidated capital expenditures	$96.6	$82.3	$91.3

Total Assets		June 30,
($ in millions)		2024	2023
Specialty Alloys Operations		$2,542.2	$2,461.2
Performance Engineered Products		431.5	451.6
Corporate		334.8	159.0
Intersegment		(16.8)	(17.9)
Consolidated total assets		$3,291.7	$3,053.9

Geographic Location
Net Sales (a)	Years Ended June 30,
($ in millions)	2024	2023	2022
United States	$1,623.0	$1,556.2	$1,179.9
Europe	503.8	437.3	253.5
Asia Pacific	391.3	319.5	233.9
Mexico	120.1	124.0	89.4
Canada	70.1	60.1	41.5
Other	51.4	53.2	38.1
Consolidated net sales	$2,759.7	$2,550.3	$1,836.3
(a)     Net sales are attributed to geographic region based on the location of the customer.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived Assets	June 30,
($ in millions)	2024	2023
United States	$1,330.0	$1,368.1
Europe	3.0	13.1
Mexico	1.3	1.6
Asia Pacific	0.5	0.5
Canada	0.4	0.5
Consolidated long-lived assets	$1,335.2	$1,383.8

20.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the years ended June 30, 2024 and 2023 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2023	$(7.0)	$(95.5)	$(40.5)	$(143.0)
Other comprehensive (loss) income before reclassifications	(7.3)	8.8	(3.2)	(1.7)
Amounts reclassified from AOCI (b)	8.4	42.4	—	50.8
Net other comprehensive income (loss)	1.1	51.2	(3.2)	49.1
Balances at June 30, 2024	$(5.9)	$(44.3)	$(43.7)	$(93.9)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2022	$5.5	$(132.9)	$(46.1)	$(173.5)
Other comprehensive (loss) income before reclassifications	(6.7)	32.9	5.6	31.8
Amounts reclassified from AOCI (b)	(5.8)	4.5	—	(1.3)
Net other comprehensive (loss) income	(12.5)	37.4	5.6	30.5
Balances at June 30, 2023	$(7.0)	$(95.5)	$(40.5)	$(143.0)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2024 and 2023:

		Amount Reclassified from AOCI
Details about AOCI Components		Years Ended June 30,
($ in millions) (a)	Location of (loss) gain	2024	2023
Cash flow hedging items:
Commodity contracts	Cost of sales	$(11.0)	$7.7
Total before tax		(11.0)	7.7
Tax benefit (expense)		2.6	(1.9)
Net of tax		$(8.4)	$5.8

		Amount Reclassified from AOCI
Details about AOCI Components		Years Ended June 30,
($ in millions) (a)	Location of (loss) gain	2024	2023
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss		$(5.5)	$(7.7)
Prior service benefit		1.8	1.8
Settlement charge		(51.9)	—
Total before tax	(b)	(55.6)	(5.9)
Tax benefit	(b)	13.2	1.4
Net of tax	(b)	$(42.4)	$(4.5)
(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 11 for additional details).

21.    Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2024	2023	2022
Cost Data:
Repairs and maintenance costs	$126.7	$101.4	$74.6
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, plant, equipment and software	$10.6	$13.6	$7.6
Cash paid (received) during the year for:
Interest payments, net	$49.2	$50.9	$40.5
Income tax payments (refunds), net	$62.8	$9.9	$(46.1)

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

The quarterly financial data does not reflect special items as identified in Item 7 "Non-GAAP Financial Measures" discussed above. Special items included in the fiscal year ended June 30, 2024 results include: a goodwill impairment charge of $14.1 million; pre-tax restructuring and asset impairment charges of $16.9 million as a result of actions taken to streamline operations in the Carpenter Additive business; a pension settlement charge of $51.9 million; and an $18.4 million U.S. tax benefit that was generated as a result of the Carpenter Additive restructuring actions.

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Results of Operations
Fiscal Year 2024
Net sales	$651.9	$624.2	$684.9	$798.7

Gross profit	$124.1	$122.6	$147.0	$190.6

Operating income	$69.0	$69.8	$75.9	$108.3

Net income	$43.9	$42.7	$6.3	$93.6

Fiscal Year 2023
Net sales	$522.9	$579.1	$690.1	$758.1

Gross profit	$54.8	$70.0	$93.5	$119.0

Operating income	$8.3	$22.6	$39.3	$62.9

Net (loss) income	$(6.9)	$6.2	$18.6	$38.4

(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings (Loss) per common share
Fiscal Year 2024
Basic earnings	$0.89	$0.86	$0.12	$1.87

Diluted earnings	$0.88	$0.85	$0.12	$1.85
Fiscal Year 2023
Basic (loss) earnings	$(0.14)	$0.13	$0.38	$0.78

Diluted (loss) earnings	$(0.14)	$0.13	$0.38	$0.78

(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Weighted average common shares outstanding
Fiscal Year 2024
Basic	49.2	49.7	49.7	50.0
Diluted	49.9	50.2	50.3	50.6
Fiscal Year 2023
Basic	48.7	48.8	48.8	48.9
Diluted	48.7	49.0	49.2	49.4

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.  Controls and Procedures

(a)                                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2024. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2024, were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                 Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of the Company’s securities by its directors, officers and employees, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the NYSE applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 9C.  Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required as to the officers is set forth in Part I hereof.

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the captions "Election of Directors" and "Corporate Governance."

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the caption "Corporate Governance."

The information concerning Carpenter's Code of Ethics and certain additional information relating to the Company's Corporate Governance is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the caption "Corporate Governance."

The information concerning the Audit/Finance Committee and its financial experts is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the caption "Audit/Finance Committee Report."

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the caption "General Information."

On October 30, 2023, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding our compliance with the NYSE's Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2024, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter's public disclosures.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the captions "Compensation Discussion and Analysis" and "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the captions "Security Ownership of Principal Beneficial Owners" and "Directors, Nominees and Management Stock Ownership."

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	613,586	$41.61	3,591,163	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	613,586	$41.61	3,591,163	(1)

(1)                                Includes 3,419,252 shares available for issuance under the Third Amendment to the Carpenter Technology Corporation Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 171,911 shares available under the Second Amendment to the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2024, provided however that 7,571 shares, at an average purchase price of $98.49, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the captions "Corporate Governance" and "Executive Compensation."
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company's fiscal year 2024 definitive Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."
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

† 10(K)
Form of Restricted Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference).

† 10(L)
Form of Performance Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(B) to our Quarterly Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference).

† 10(M)
Form of Stock Option Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(C) to our Quarterly Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference).

† 10(N)
Form of Three-Year Performance Stock Unit Award Agreement (pursuant to Carpenter's Stock-Based Incentive Compensation Plan for Officers and Key Employees) (Exhibit 10(D) to our Quarterly Report on Form 10-Q filed on May 1, 2024 and incorporated herein by reference).

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

† 10(S)
Offer Letter, dated June 1, 2015, by and between Carpenter Technology Corporation and Tony R. Thene (Exhibit 10.1 to our Current Report on Form 8-K filed on June 3, 2015 and incorporated herein by reference).

† 10(T)
Offer Letter, dated August 6, 2018, by and between Carpenter Technology Corporation and Timothy Lain (Exhibit 10.1 to our Current Report on Form 8-K filed on August 8, 2018 and incorporated herein by reference).

† 10(U)
Employment Letter of Agreement, dated August 13, 2010, by and between Carpenter Technology Corporation and James D. Dee (Exhibit 10(F) of Carpenter's Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010 and incorporated herein by reference).

† 10(V)
Offer Letter, dated June 29, 2015, by and between Carpenter Technology Corporation and Brian J. Malloy (Exhibit 10(AA) to our Annual Report on Form 10-K filed on August 29, 2019 and incorporated herein by reference).

† 10(W)	Executive incentive bonus compensation plan of Carpenter Technology Corporation effective July 1, 2021 (Exhibit 10(CC) to our Annual Report on Form 10-K filed on August 19, 2021 and incorporated herein by reference).

† 10(X)	First Amendment to the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation effective as of July 1, 2021 (Exhibit 10.B to our Quarterly Report on Form 10-Q filed on October 28, 2021 and incorporated herein by reference).

10(Y)	Fifth Supplemental Indenture, dated March 16, 2022, by and between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.2 to our Current Report on Form 8-K filed on March 16, 2022, and incorporated herein by reference).

10(Z)	Form of 7.625% Senior Notes due 2030 (Exhibit 4.3 to our Current Report on Form 8-K filed on March 16, 2022, and incorporated herein by reference).

† 10(AA)	Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan (Exhibit 10(FF) to our Annual Report on Form 10-K filed on August 15, 2022 and incorporated herein by reference).

† 10(BB)	Second Amendment to the Stock-Based Compensation Plan for Officers and Key Employees, as amended (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on April 27, 2023 and incorporated herein by reference).

10(CC)	Second Amended and Restated Credit Agreement dated as of April 14, 2023 by and among the Company, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association and U.S. Bank, National Association, each, as a documentation agent, and BofA Securities Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (filed herewith).

10(DD)	Amended and Restated Security Agreement dated as of April 14, 2023 by and among the Company, the grantors party thereto and Bank of America, N.A. as administrative agent for the secured parties. (Exhibit 10.2 to our Current Report on Form 8-K filed on April 18, 2023, and incorporated herein by reference).

†10(EE)	First Amendment to the Stock-Based Compensation Plan for Officers and Key Employees, as amended (Exhibit A to our Supplemental Proxy Statement filed on September 27, 2022 and incorporated herein by reference).

†10(FF)	Second Amendment to the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation (filed herewith).

†10(GG)	Third Amendment to the Carpenter Technology Corporation Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended (filed herewith).

†10(HH)	Third Amendment to the Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (filed herewith).

18	Preferability letter from PricewaterhouseCoopers LLP on change in date of annual goodwill impairment testing performed by the Company (Exhibit 18 to our Annual Report on Form 10-K filed August 15, 2022 and incorporated herein by reference).

19	Carpenter Technology Corporation Insider Trading Policy (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Timothy Lain (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (furnished herewith).

97	Carpenter Technology Corporation Clawback Policy for Executive Officers (filed herewith).

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

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

Date: August 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	August 13, 2024
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Timothy Lain	Senior Vice President and Chief Financial Officer	August 13, 2024
Timothy Lain	(Principal Financial Officer)

/s/ Elizabeth Socci	Vice President - Controller, Chief Accounting	August 13, 2024
Elizabeth Socci	Officer
(Principal Accounting Officer)

*	Chairman and Director	August 13, 2024
I. Martin Inglis

*	Director	August 13, 2024
Viola L. Acoff

*	Director	August 13, 2024
A. John Hart

*	Director	August 13, 2024
Steven E. Karol

*	Director	August 13, 2024
Kathleen Ligocki

*	Director	August 13, 2024
Charles McLane, Jr.

*	Director	August 13, 2024
Colleen Pritchett

*	Director	August 13, 2024
Stephen M. Ward, Jr.

*	Director	August 13, 2024
Ramin Younessi

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of: I. Martin Inglis, Viola L. Acoff, A. John Hart, Steven E. Karol, Kathleen Ligocki, Charles McLane, Jr., Colleen Pritchett, Stephen M. Ward, Jr. and Ramin Younessi are being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2024
Allowance for doubtful accounts receivable	$3.1	$1.0	$(0.1)	$—	$4.0
Deferred tax valuation allowance	$13.6	$(11.2)	$—	$—	$2.4
Year Ended June 30, 2023
Allowance for doubtful accounts receivable	$3.3	$(0.4)	$0.2	$—	$3.1
Deferred tax valuation allowance	$21.3	$(7.7)	$—	$—	$13.6
Year Ended June 30, 2022
Allowance for doubtful accounts receivable	$3.6	$(0.4)	$0.1	$—	$3.3
Deferred tax valuation allowance	$25.2	$(3.9)	$—	$—	$21.3