Form 10-Q
period 2024-12-31
CARPENTER TECHNOLOGY CORP
filed 2025-01-30
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares outstanding of the issuer's common stock as of January 27, 2025, was 49,948,637.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$162.1	$199.1
Accounts receivable, net	565.4	562.6
Inventories	812.0	735.4
Other current assets	100.8	94.1
Total current assets	1,640.3	1,591.2
Property, plant, equipment and software, net	1,325.2	1,335.2
Goodwill	227.3	227.3
Other intangibles, net	12.4	15.2
Deferred income taxes	7.6	7.5
Other assets	113.9	115.3
Total assets	$3,326.7	$3,291.7

LIABILITIES
Current liabilities:
Accounts payable	$266.9	$263.9
Accrued liabilities	165.2	202.4
Total current liabilities	432.1	466.3
Long-term debt	694.8	694.2
Accrued pension liabilities	198.9	207.6
Accrued postretirement benefits	22.1	21.1
Deferred income taxes	166.7	174.1
Other liabilities	95.2	99.6
Total liabilities	1,609.8	1,662.9

Contingencies and commitments (see Note 10)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 57,111,839 shares at December 31, 2024 and 56,978,663 shares at June 30, 2024; outstanding 49,875,113 shares at December 31, 2024 and 49,776,955 shares at June 30, 2024	285.6	284.9
Capital in excess of par value	338.0	352.6
Reinvested earnings	1,523.2	1,374.5
Common stock in treasury (7,236,726 shares and 7,201,708 shares at December 31, 2024 and June 30, 2024, respectively), at cost	(333.7)	(289.3)
Accumulated other comprehensive loss	(96.2)	(93.9)
Total stockholders' equity	1,716.9	1,628.8
Total liabilities and stockholders' equity	$3,326.7	$3,291.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$676.9	$624.2	$1,394.5	$1,276.1
Cost of sales	499.4	501.6	1,040.7	1,029.4
Gross profit	177.5	122.6	353.8	246.7

Selling, general and administrative expenses	58.6	52.8	117.7	107.9
Restructuring and asset impairment charges	—	—	3.6	—
Operating income	118.9	69.8	232.5	138.8

Interest expense, net	12.2	13.0	24.6	25.7
Other expense, net	1.6	1.6	1.6	5.5

Income before income taxes	105.1	55.2	206.3	107.6
Income tax expense	21.0	12.5	37.4	21.0

Net income	$84.1	$42.7	$168.9	$86.6

EARNINGS PER COMMON SHARE:
Basic	$1.68	$0.86	$3.37	$1.75
Diluted	$1.66	$0.85	$3.33	$1.73

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50.2	49.7	50.2	49.4
Diluted	50.7	50.2	50.7	50.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Net income	$84.1	$42.7	$168.9	$86.6
Other comprehensive income (loss), net of tax:
Net gain (loss) on derivative instruments, net of tax of $0.0, $0.8, $(0.2) and $1.2, respectively	0.2	(2.5)	0.8	(3.7)
Pension and postretirement benefits, net of tax of $(0.4), $(0.3), $(0.7) and $(0.6), respectively	0.9	0.8	1.9	1.6
Foreign currency translation	(6.2)	4.8	(5.0)	2.7
Total other comprehensive (loss) income, net of tax	(5.1)	3.1	(2.3)	0.6
Comprehensive income, net of tax	$79.0	$45.8	$166.6	$87.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
($ in millions)	2024	2023
OPERATING ACTIVITIES
Net income	$168.9	$86.6
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	68.1	66.7
Noncash restructuring and asset impairment charges	2.5	—
Deferred income taxes	(8.4)	(1.0)
Net pension expense	12.4	11.8
Share-based compensation expense	9.8	8.5
Net loss on disposals of property, plant and equipment	0.5	1.2
Changes in working capital and other:
Accounts receivable	(6.1)	23.9
Inventories	(80.7)	(157.5)
Other current assets	(6.8)	(25.4)
Accounts payable	3.6	37.8
Accrued liabilities	(36.9)	(26.8)
Pension plan contributions	(15.1)	(4.8)
Other postretirement plan contributions	(1.8)	(0.7)
Other, net	(1.9)	1.6
Net cash provided from operating activities	108.1	21.9
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(56.2)	(47.3)
Net cash used for investing activities	(56.2)	(47.3)
FINANCING ACTIVITIES
Short-term credit agreement borrowings, net change	—	13.9
Credit agreement borrowings	—	46.5
Credit agreement repayments	—	(46.5)
Dividends paid	(20.2)	(19.8)
Purchases of treasury stock	(40.3)	—
Proceeds from stock options exercised	3.9	19.4
Withholding tax payments on share-based compensation awards	(32.0)	(18.0)
Net cash used for financing activities	(88.6)	(4.5)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	1.1
DECREASE IN CASH AND CASH EQUIVALENTS	(37.0)	(28.8)
Cash and cash equivalents at beginning of year	199.1	44.5
Cash and cash equivalents at end of period	$162.1	$15.7
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities: Purchase of property, plant, equipment and software	$10.4	$10.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at September 30, 2024	$285.2	$342.6	$1,449.2	$(325.6)	$(91.1)	$1,660.3
Net income			84.1			84.1
Net gain on derivative instruments, net of tax					0.2	0.2
Pension and postretirement benefits, net of tax					0.9	0.9
Foreign currency translation					(6.2)	(6.2)
Cash dividends:
Common @ $0.20 per share			(10.1)			(10.1)
Purchase of treasury stock				(8.2)		(8.2)
Share-based compensation plans		4.7		0.1		4.8
Stock options exercised	0.4	(9.3)				(8.9)
Balances at December 31, 2024	$285.6	$338.0	$1,523.2	$(333.7)	$(96.2)	$1,716.9

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at September 30, 2023	$282.6	$320.4	$1,262.0	$(290.2)	$(145.5)	$1,429.3
Net income			42.7			42.7
Net loss on derivative instruments, net of tax					(2.5)	(2.5)
Pension and postretirement benefits, net of tax					0.8	0.8
Foreign currency translation					4.8	4.8
Cash dividends:
Common @ $0.20 per share			(9.9)			(9.9)
Share-based compensation plans		3.5		0.5		4.0
Stock options exercised	0.6	4.0				4.6
Balances at December 31, 2023	$283.2	$327.9	$1,294.8	$(289.7)	$(142.4)	$1,473.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2024	$284.9	$352.6	$1,374.5	$(289.3)	$(93.9)	$1,628.8
Net income			168.9			168.9
Net gain on derivative instruments, net of tax					0.8	0.8
Pension and postretirement benefits, net of tax					1.9	1.9
Foreign currency translation					(5.0)	(5.0)
Cash dividends:
Common @ $0.40 per share			(20.2)	@		(20.2)
Purchase of treasury stock				(40.3)		(40.3)
Share-based compensation plans		(6.6)		(4.1)		(10.7)
Stock options exercised	0.7	(8.0)				(7.3)
Balances at December 31, 2024	$285.6	$338.0	$1,523.2	$(333.7)	$(96.2)	$1,716.9

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2023	$280.7	$328.4	$1,228.0	$(298.0)	$(143.0)	$1,396.1
Net income			86.6			86.6
Net loss on derivative instruments, net of tax					(3.7)	(3.7)
Pension and postretirement benefits, net of tax					1.6	1.6
Foreign currency translation					2.7	2.7
Cash dividends:
Common @ $0.40 per share			(19.8)			(19.8)
Share-based compensation plans		(9.4)		8.3		(1.1)
Stock options exercised	2.5	8.9				11.4
Balances at December 31, 2023	$283.2	$327.9	$1,294.8	$(289.7)	$(142.4)	$1,473.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2024, consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "2024 Form 10-K"). Operating results for the three and six months ended December 31, 2024, are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter," "Carpenter Technology," the "Company," "Registrant," "Issuer," "we" and "our" refer to Carpenter Technology Corporation.

2.    Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three and six months ended December 31, 2024 were $0.0 million and $3.6 million, respectively, compared to no restructuring and asset impairment charges for the three and six months ended December 31, 2023.

During the six months ended December 31, 2024, the Company recorded additional restructuring and asset impairment charges of $3.6 million as a result of the prior year actions taken to streamline operations in the Carpenter Additive business in the Performance Engineered Products ("PEP") segment. The restructuring and asset impairment charges included $2.5 million of noncash pre-tax inventory impairment charges. The Company also recognized $1.1 million of costs related to the decommissioning of property, plant and equipment previously impaired during the quarter ended June 30, 2024. The remaining reserve of $0.7 million is expected to be paid within fiscal year 2025.

The reserve balances and activity for restructuring charges at December 31, 2024 and June 30, 2024 were as follows:

($ in millions)	December 31, 2024	June 30, 2024
Reserve balance at beginning of fiscal year	$1.1	$—
Restructuring charges excluding noncash impairments	1.1	1.1
Cash payments	(1.5)	—
Reserve balance at end of period	$0.7	$1.1

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

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance in this ASU improves the disclosures about a public business entity's expenses by requiring more detailed information about the types of expenses included within the income statement expense captions, such as: inventory purchases, employee compensation, depreciation and intangible asset amortization. This ASU does not change or remove current expense disclosure requirements, however, it does affect where this information appears in the notes to financial statements, as entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $8.8 million and $12.3 million at December 31, 2024 and June 30, 2024, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the three and six months ended December 31, 2024 and 2023 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical locations. Comparative information of the Company's overall revenues by end-use markets and geographic locations for the three and six months ended December 31, 2024 and 2023 were as follows:

End-Use Market	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$393.0	$24.2	$(3.8)	$413.4	$302.1	$25.7	$(6.8)	$321.0
Medical	57.6	42.0	(13.3)	86.3	65.5	32.4	(10.2)	87.7
Energy	41.6	1.9	—	43.5	48.4	3.7	—	52.1
Transportation	26.9	1.8	(0.2)	28.5	34.9	2.3	—	37.2
Industrial and Consumer	82.4	5.1	(2.3)	85.2	98.5	9.6	(3.8)	104.3
Distribution	—	20.0	—	20.0	—	22.0	(0.1)	21.9
Total net sales	$601.5	$95.0	$(19.6)	$676.9	$549.4	$95.7	$(20.9)	$624.2

Geographic Location	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$367.0	$57.7	$(5.5)	$419.2	$326.3	$53.9	$(6.2)	$374.0
Europe	93.4	16.1	(4.2)	105.3	91.9	18.6	(4.0)	106.5
Asia Pacific	80.7	10.5	(9.9)	81.3	82.3	11.5	(10.8)	83.0
Mexico	36.0	6.5	—	42.5	26.4	8.3	(0.1)	34.6
Canada	12.4	2.1	—	14.5	11.7	2.4	—	14.1
Other	12.0	2.1	—	14.1	10.8	1.0	0.2	12.0
Total net sales	$601.5	$95.0	$(19.6)	$676.9	$549.4	$95.7	$(20.9)	$624.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

End-Use Market	Six Months Ended December 31, 2024				Six Months Ended December 31, 2023
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$810.9	$48.3	$(8.4)	$850.8	$634.1	$50.9	$(11.5)	$673.5
Medical	118.8	83.8	(29.4)	173.2	120.9	68.1	(21.4)	167.6
Energy	93.2	2.8	—	96.0	91.5	5.2	0.1	96.8
Transportation	53.2	3.7	(0.1)	56.8	75.0	4.2	—	79.2
Industrial and Consumer	170.5	15.9	(10.0)	176.4	197.9	19.3	(7.8)	209.4
Distribution	—	41.3	—	41.3	—	49.7	(0.1)	49.6
Total net sales	$1,246.6	$195.8	$(47.9)	$1,394.5	$1,119.4	$197.4	$(40.7)	$1,276.1

Geographic Location	Six Months Ended December 31, 2024				Six Months Ended December 31, 2023
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$740.7	$116.0	$(16.4)	$840.3	$666.8	$112.0	$(11.4)	$767.4
Europe	223.2	32.4	(9.9)	245.7	186.8	35.4	(8.3)	213.9
Asia Pacific	175.1	22.2	(21.6)	175.7	185.0	21.9	(20.8)	186.1
Mexico	65.1	14.4	(0.1)	79.4	40.8	18.0	—	58.8
Canada	22.9	5.9	0.1	28.9	20.9	6.9	—	27.8
Other	19.6	4.9	—	24.5	19.1	3.2	(0.2)	22.1
Total net sales	$1,246.6	$195.8	$(47.9)	$1,394.5	$1,119.4	$197.4	$(40.7)	$1,276.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Earnings per Common Share

The Company calculates basic and diluted earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. No awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share because their effects were anti-dilutive for the three and six months ended December 31, 2024 and 2023.

The calculations of basic and diluted earnings per common share for the three and six months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions, except per share data)	2024	2023	2024	2023
Net income	$84.1	$42.7	$168.9	$86.6
Dividends allocated to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Earnings available for common stockholders used in calculation of basic earnings per common share	$84.0	$42.6	$168.8	$86.5

Weighted average number of common shares outstanding, basic	50.2	49.7	50.2	49.4

Basic earnings per common share	$1.68	$0.86	$3.37	$1.75

Net income	$84.1	$42.7	$168.9	$86.6
Dividends allocated to participating securities	(0.1)	(0.1)	(0.1)	(0.1)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$84.0	$42.6	$168.8	$86.5

Weighted average number of common shares outstanding, basic	50.2	49.7	50.2	49.4
Effect of shares issuable under share-based compensation plans	0.5	0.5	0.5	0.6
Weighted average number of common shares outstanding, diluted	50.7	50.2	50.7	50.0

Diluted earnings per common share	$1.66	$0.85	$3.33	$1.73

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Inventories

Inventories consisted of the following components as of December 31, 2024 and June 30, 2024:

($ in millions)	December 31, 2024	June 30, 2024
Raw materials and supplies	$187.0	$164.0
Work in process	491.0	430.5
Finished and purchased products	134.0	140.9
Total inventories	$812.0	$735.4

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company values other inventory at the lower of cost or net realizable value, determined by the first-in, first-out and average cost methods. As of December 31, 2024 and June 30, 2024, $143.1 million and $152.2 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

7.    Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2024 and June 30, 2024:

($ in millions)	December 31, 2024	June 30, 2024
Accrued compensation and benefits	$91.5	$121.6
Accrued interest expense	18.5	18.5
Accrued postretirement benefits	14.1	15.4
Contract liabilities	8.8	12.3
Current portion of lease liabilities	7.5	8.8
Derivative financial instruments	5.0	3.6
Accrued pension liabilities	3.3	3.3
Accrued taxes	3.0	4.2
Accrued income taxes	1.5	1.0
Other	12.0	13.7
Total accrued liabilities	$165.2	$202.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Pension and Other Postretirement Benefits

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the three and six months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,
	2024	2023	2024	2023
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$1.9	$2.0	$0.4	$0.4
Interest cost	9.7	11.8	2.5	2.5
Expected return on plan assets	(7.5)	(10.1)	(2.1)	(1.8)
Amortization of net loss (gain)	1.9	2.2	(1.4)	(0.6)
Amortization of prior service cost (credits)	0.5	0.5	0.3	(1.0)
Net pension expense (income)	$6.5	$6.4	$(0.3)	$(0.5)

	Six Months Ended December 31,
	2024	2023	2024	2023
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$3.8	$4.2	$0.8	$0.7
Interest cost	19.4	23.6	5.0	5.0
Expected return on plan assets	(15.0)	(20.2)	(4.2)	(3.7)
Amortization of net loss (gain)	3.8	4.4	(2.8)	(1.2)
Amortization of prior service cost (credits)	1.0	1.0	0.6	(2.0)
Net pension expense (income)	$13.0	$13.0	$(0.6)	$(1.2)

During the six months ended December 31, 2024 and 2023, the Company made $15.1 million and $4.8 million, respectively, of contributions to its qualified defined benefit pension plans. The Company currently expects to make $11.5 million of required cash pension contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2025.

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

As of December 31, 2024, the Company had $1.1 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of $348.9 million remains available to the Company.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest on the borrowings under the Credit Facility accrues at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.75% to 2.50% (1.75% as of December 31, 2024), and for Base Rate-determined loans, from 0.75% to 1.50% (0.75% as of December 31, 2024). The Company also pays a quarterly commitment fee ranging from 0.250% to 0.375% (0.250% as of December 31, 2024), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.75% to 2.50% (1.75% as of December 31, 2024), with respect to letters of credit issued under the Credit Facility. As of December 31, 2024, the borrowing rate for the Credit Facility was 6.21%, however, the Company had no short-term borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of December 31, 2024, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of December 31, 2024 and June 30, 2024 consisted of the following:

($ in millions)	December 31, 2024	June 30, 2024
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at December 31, 2024 and June 30, 2024)	$397.6	$397.2
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at December 31, 2024 and June 30, 2024)	297.2	297.0
Total debt	694.8	694.2
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$694.8	$694.2

For the three months ended December 31, 2024 and 2023, interest costs totaled $12.7 million and $13.3 million, respectively, of which $0.5 million and $0.3 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the six months ended December 31, 2024 and 2023, interest costs totaled $25.5 million and $26.5 million, respectively, of which $0.9 million and $0.8 million, respectively, were capitalized as part of the cost of property, plant, equipment, and software.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended December 31, 2024, the Company increased the liability for environmental remediation costs by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2024 and June 30, 2024 were $17.4 million and $17.3 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

11.    Share Repurchase Program

In July 2024, the Company's Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $400.0 million of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions. Under the terms of the share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. There is no stated expiration for the share repurchase program. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the share repurchase program may be suspended, modified or terminated at any time without prior notice. During the six months ended December 31, 2024, the Company purchased 275,000 shares of its common stock on the open market for an aggregate of $40.3 million. As of December 31, 2024, $359.7 million remains available for future purchases.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

December 31, 2024	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$—
Liabilities:
Derivative financial instruments	$5.0

June 30, 2024	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$—
Liabilities:
Derivative financial instruments	$5.8

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	December 31, 2024		June 30, 2024
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$694.8	$707.6	$694.2	$709.1
Company-owned life insurance	$34.5	$34.5	$31.8	$31.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of long-term debt as of December 31, 2024 and June 30, 2024 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of company-owned life insurance as of December 31, 2024 and June 30, 2024 reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

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

13.    Derivatives and Hedging Activities

The Company, from time to time, uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives utilized during the three and six months ended December 31, 2024 and 2023, and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of December 31, 2024, the Company had forward contracts to purchase 1.3 million pounds of certain raw materials with settlement dates through December 2025.

Foreign Currency Derivatives: The Company uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense, net. As of December 31, 2024 and June 30, 2024, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of December 31, 2024 and June 30, 2024:

December 31, 2024	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$—	$—	$—
Other assets	—	—	—
Total asset derivatives	$—	$—	$—
Liability Derivatives:
Accrued liabilities	$1.9	$3.1	$5.0
Other liabilities	—	—	—
Total liability derivatives	$1.9	$3.1	$5.0

June 30, 2024	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$—	$—	$—
Other assets	—	—	—
Total asset derivatives	$—	$—	$—
Liability Derivatives:
Accrued liabilities	$—	$3.6	$3.6
Other liabilities	1.4	0.8	2.2
Total liability derivatives	$1.4	$4.4	$5.8

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $0.5 million and total liability derivatives would have been $5.5 million, as of December 31, 2024.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of December 31, 2024 and June 30, 2024, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the losses related to cash flow hedges recognized during the three and six months ended December 31, 2024 and 2023:

	Amount of Loss Recognized in AOCI on Derivatives
	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(1.2)	$(5.1)	$(2.3)	$(8.1)
Total	$(1.2)	$(5.1)	$(2.3)	$(8.1)

	Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended December 31,
($ in millions)		2024	2023
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of Sales	$(1.4)	$(1.8)
Total		$(1.4)	$(1.8)

	Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
		Six Months Ended December 31,
($ in millions)		2024	2023
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of Sales	$(3.2)	$(3.2)
Total		$(3.2)	$(3.2)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded during the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$499.4	$501.6

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$(1.4)	$(1.8)
Total loss	$(1.4)	$(1.8)

	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,040.7	$1,029.4

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$(3.2)	$(3.2)
Total loss	$(3.2)	$(3.2)

The Company estimates that $2.8 million of net derivative losses included in AOCI as of December 31, 2024 will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the three and six months ended December 31, 2024.

As of December 31, 2024 and June 30, 2024, there were no amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk.

14.    Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Interest income	$(1.6)	$(0.2)	$(3.9)	$(0.3)
Foreign exchange (gains) losses	(0.5)	1.2	(0.2)	1.5
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	(0.2)	(2.9)	(2.0)	(2.5)
Pension earnings, interest and deferrals	3.9	3.5	7.8	6.9
Other	—	—	(0.1)	(0.1)
Total other expense, net	$1.6	$1.6	$1.6	$5.5

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

Income tax expense was $21.0 million, or 20.0 percent of pre-tax income for the three months ended December 31, 2024, as compared with income tax expense of $12.5 million, or 22.6 percent of pre-tax income for the three months ended December 31, 2023. Income tax expense for the six months ended December 31, 2024 was $37.4 million, or 18.1 percent of pre-tax income as compared with income tax expense of $21.0 million, or 19.5 percent of pre-tax income for the six months ended December 31, 2023.

Income tax expense for the three months ended December 31, 2024 includes discrete tax benefits of $3.0 million attributable to employee share-based compensation.

Income tax expense for the six months ended December 31, 2024 includes discrete tax benefits of $9.8 million attributable to employee share-based compensation and $0.9 million for the impact of restructuring charges. Income tax expense for the six months ended December 31, 2023 included discrete tax benefits of $4.7 million attributable to employee share-based compensation.

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

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three and six months ended December 31, 2024 or December 31, 2023. No single customer accounted for 10 percent or more of the accounts receivable outstanding as of December 31, 2024 or June 30, 2024.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Sales	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Specialty Alloys Operations	$601.5	$549.4	$1,246.6	$1,119.4
Performance Engineered Products	95.0	95.7	195.8	197.4
Intersegment	(19.6)	(20.9)	(47.9)	(40.7)
Consolidated net sales	$676.9	$624.2	$1,394.5	$1,276.1

Operating Income (Loss)	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Specialty Alloys Operations	$135.6	$83.3	$270.2	$164.1
Performance Engineered Products	7.0	7.1	14.3	16.2
Corporate costs (including special item)	(23.6)	(20.7)	(51.6)	(42.0)
Intersegment	(0.1)	0.1	(0.4)	0.5
Consolidated operating income	$118.9	$69.8	$232.5	$138.8

Depreciation and Amortization	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Specialty Alloys Operations	$28.8	$28.4	$57.4	$56.2
Performance Engineered Products	4.1	4.0	8.0	8.0
Corporate	1.4	1.2	2.7	2.5
Consolidated depreciation and amortization	$34.3	$33.6	$68.1	$66.7

Capital Expenditures	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Specialty Alloys Operations	$25.2	$20.3	$45.7	$39.0
Performance Engineered Products	3.6	2.9	9.7	6.2
Corporate	0.5	2.1	0.8	2.1
Consolidated capital expenditures	$29.3	$25.3	$56.2	$47.3

Total Assets	December 31, 2024	June 30, 2024
($ in millions)
Specialty Alloys Operations	$2,597.5	$2,542.2
Performance Engineered Products	439.1	431.5
Corporate	294.4	334.8
Intersegment	(4.3)	(16.8)
Consolidated total assets	$3,326.7	$3,291.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended December 31, 2024 and 2023 were as follows:

Three Months Ended December 31, 2024 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at September 30, 2024	$(5.3)	$(43.3)	$(42.5)	$(91.1)
Other comprehensive loss before reclassifications	(0.9)	—	(6.2)	(7.1)
Amounts reclassified from AOCI (b)	1.1	0.9	—	2.0
Total other comprehensive income (loss), net of tax	0.2	0.9	(6.2)	(5.1)
Balances at December 31, 2024	$(5.1)	$(42.4)	$(48.7)	$(96.2)

Three Months Ended December 31, 2023 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at September 30, 2023	$(8.2)	$(94.7)	$(42.6)	$(145.5)
Other comprehensive (loss) income before reclassifications	(3.9)	—	4.8	0.9
Amounts reclassified from AOCI (b)	1.4	0.8	—	2.2
Total other comprehensive (loss) income, net of tax	(2.5)	0.8	4.8	3.1
Balances at December 31, 2023	$(10.7)	$(93.9)	$(37.8)	$(142.4)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

The changes in AOCI by component, net of tax, for the six months ended December 31, 2024 and 2023 were as follows:

Six Months Ended December 31, 2024 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2024	$(5.9)	$(44.3)	$(43.7)	$(93.9)
Other comprehensive loss before reclassifications	(1.6)	—	(5.0)	(6.6)
Amounts reclassified from AOCI (b)	2.4	1.9	—	4.3
Net other comprehensive income (loss), net of tax	0.8	1.9	(5.0)	(2.3)
Balances at December 31, 2024	$(5.1)	$(42.4)	$(48.7)	$(96.2)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended December 31, 2023 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2023	$(7.0)	$(95.5)	$(40.5)	$(143.0)
Other comprehensive (loss) income before reclassifications	(6.2)	—	2.7	(3.5)
Amounts reclassified from AOCI (b)	2.5	1.6	—	4.1
Net other comprehensive (loss) income, net of tax	(3.7)	1.6	2.7	0.6
Balances at December 31, 2023	$(10.7)	$(93.9)	$(37.8)	$(142.4)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.
The following is a summary of amounts reclassified from AOCI for the three and six months ended December 31, 2024 and 2023:

Details about AOCI Components	Location of loss	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
($ in millions) (a)		2024	2023	2024	2023
Cash flow hedging items:
Commodity contracts	Cost of sales	$(1.4)	$(1.8)	$(3.2)	$(3.2)
Total before tax		(1.4)	(1.8)	(3.2)	(3.2)
Tax benefit		0.3	0.4	0.8	0.7
Net of tax		$(1.1)	$(1.4)	$(2.4)	$(2.5)

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended December 31,		Amount Reclassified from AOCI Six Months Ended December 31,
($ in millions) (a)		2024	2023	2024	2023
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(0.5)	$(1.6)	$(1.0)	$(3.2)
Prior service (cost) benefit	(b)	(0.8)	0.5	(1.6)	1.0
Total before tax		(1.3)	(1.1)	(2.6)	(2.2)
Tax benefit		0.4	0.3	0.7	0.6
Net of tax		$(0.9)	$(0.8)	$(1.9)	$(1.6)

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2024 Form 10-K. Our discussions here focus on our results during or as of the three and six-month periods ended December 31, 2024 and the comparable periods of fiscal year 2024, and to the extent applicable, on material changes from information discussed in the 2024 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2024 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

Approximately 39 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings (loss) when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer arrangements.

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

The following is the net pension expense for the three and six months ended December 31, 2024 and December 31, 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Pension plans	$6.5	$6.4	$13.0	$13.0
Other postretirement plans	(0.3)	(0.5)	(0.6)	(1.2)
Net pension expense	$6.2	$5.9	$12.4	$11.8

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

Net pension expense is recorded in accounts that are included in cost of sales, selling, general and administrative expenses and other expense, net, based on the function of the associated employees and nature of expense. The following is a summary of the classification of net pension expense for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
Service cost included in Cost of sales	$2.0	$2.1	$4.0	$4.3
Service cost included in Selling, general and administrative expenses	0.3	0.3	0.6	0.6
Pension earnings, interest and deferrals included in Other expense, net	3.9	3.5	7.8	6.9
Net pension expense	$6.2	$5.9	$12.4	$11.8

As of December 31, 2024 and June 30, 2024, service cost amounts related to the net pension expense capitalized in gross inventory were $1.6 million and $1.6 million, respectively.

Operating Performance Overview and Outlook

In the quarter ended December 31, 2024, we reported operating income of $118.9 million, an increase of $49.1 million, or 70 percent, compared to the prior year same quarter. During the six months ended December 31, 2024, we reported operating income of $232.5 million compared to operating income of $138.8 million in the six months ended December 31, 2023. This represents the most profitable second fiscal quarter and first half of a fiscal year in the Company's history. We believe our ability to deliver these financial results while navigating the current Aerospace supply chain environment speaks to our strong market position and intense focus on execution.

During the quarter ended December 31, 2024, we continued to drive earnings momentum through improved productivity, product mix optimization and pricing actions. The SAO segment realized $135.6 million of operating income with an operating margin of 22.5 percent, or adjusted operating margin of 28.3 percent, an increase over the prior year same quarter of 15.2 percent, or adjusted operating margin of 20.0 percent. The SAO performance was driven by higher sales and expanding margins and marks the twelfth consecutive quarter with increasing adjusted operating margins in the SAO segment.

In addition to the strong operating performance, we generated $108.1 million of cash from operating activities in the six months ended December 31, 2024, as compared with cash generated from operating activities of $21.9 million in the six months ended December 31, 2023. Adjusted free cash flow was $51.9 million in the six months ended December 31, 2024, as compared with negative adjusted free cash flow of $25.4 million in the six months ended December 31, 2023. With a strong balance sheet and adjusted free cash flow, we will continue to take a balanced approach to capital allocation: sustaining our current asset base to achieve our targets, investing in incremental growth initiatives, and returning cash to stockholders. During the six months ended December 31, 2024, we repurchased 275,000 shares of our common stock on the open market for an aggregate of $40.3 million.

Results of Operations — Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

For the three months ended December 31, 2024, we reported net income of $84.1 million, or $1.66 earnings per diluted share. This compares with net income for the three months ended December 31, 2023 of $42.7 million, or $0.85 per diluted share. The results for the three months ended December 31, 2024 reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the three months ended December 31, 2023.

Net Sales

Net sales for the three months ended December 31, 2024 were $676.9 million, which is an 8 percent increase over the three months ended December 31, 2023. Excluding surcharge revenue, sales increased 13 percent on a 6 percent decrease in shipment volume from the three months ended December 31, 2023. The results excluding surcharge revenue reflect realized price increases, improving product mix as well as higher shipments in the Aerospace and Defense end-use market during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Excluding surcharge revenue, sales in the Aerospace and Defense end-use market increased 35 percent compared to the three months ended December 31, 2023.

Geographically, sales in the United States increased 12 percent from the three months ended December 31, 2023, to $419.2 million. Excluding surcharge revenue, domestic sales increased 16 percent from the three months ended December 31, 2023, driven by stronger sales in the Aerospace and Defense end-use market. Sales outside the United States increased 3 percent from the three months ended December 31, 2023, to $257.7 million for the three months ended December 31, 2024. Excluding surcharge revenue, sales outside the United States increased 8 percent from the three months ended December 31, 2023, reflecting stronger demand in the Aerospace and Defense end-use market in all regions as well as higher sales in the Medical end-use market in the European region compared to the three months ended December 31, 2023. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in a $0.3 million decrease in net sales during the three months ended December 31, 2024, compared to the three months ended December 31, 2023. Net sales outside the United States represented 38 percent and 40 percent of total net sales for the three months ended December 31, 2024 and 2023, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that disclosing net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by end-use markets:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$413.4	$321.0	$92.4	29%
Medical	86.3	87.7	(1.4)	(2)%
Energy	43.5	52.1	(8.6)	(17)%
Transportation	28.5	37.2	(8.7)	(23)%
Industrial and Consumer	85.2	104.3	(19.1)	(18)%
Distribution	20.0	21.9	(1.9)	(9)%
Total net sales	$676.9	$624.2	$52.7	8%

The following table includes comparative information for our net sales by the same end-use markets, but excluding surcharge revenue:

	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$333.8	$246.7	$87.1	35%
Medical	73.4	73.0	0.4	1%
Energy	32.2	36.8	(4.6)	(13)%
Transportation	21.4	26.8	(5.4)	(20)%
Industrial and Consumer	67.4	80.2	(12.8)	(16)%
Distribution	19.8	21.8	(2.0)	(9)%
Total net sales excluding surcharge revenue	$548.0	$485.3	$62.7	13%

Sales to the Aerospace and Defense end-use market increased 29 percent from the three months ended December 31, 2023, to $413.4 million. Excluding surcharge revenue, sales increased 35 percent from the three months ended December 31, 2023, on a 9 percent increase in shipment volume. The results for the three months ended December 31, 2024 reflect realized price increases and balanced activity levels across the aerospace supply chain driven by the need to maintain and replace aging fleets to meet increasing passenger travel demand. The three months ended December 31, 2024, also reflect higher sales in the Defense end-use market for program specific applications.

Medical end-use market sales decreased 2 percent from the three months ended December 31, 2023, to $86.3 million. Excluding surcharge revenue, sales increased 1 percent on 29 percent lower shipment volume from the three months ended December 31, 2023. For the three months ended December 31, 2024, results reflect realized price increases particularly in the orthopedic sub-market offset by lower shipments in the cardiology and dental sub-markets compared to the three months ended December 31, 2023.

Sales to the Energy end-use market of $43.5 million in the three months ended December 31, 2024, reflect a 17 percent decrease from the three months ended December 31, 2023. Excluding surcharge revenue, sales decreased 13 percent on a 19 percent decrease in shipment volume from the three months ended December 31, 2023. The results reflect lower demand in the oil and gas sub-market, particularly in the Asia Pacific region. Overall demand remains strong in the power generation sub-market, but results in the period were lower compared to the three months ended December 31, 2023 due to timing of program shipments.

Transportation end-use market sales decreased 23 percent from the three months ended December 31, 2023, to $28.5 million. Excluding surcharge revenue, sales decreased 20 percent on a 14 percent decrease in shipment volume from the three months ended December 31, 2023. The results reflect lower demand across light, medium and heavy-duty vehicle applications offset partially by higher demand in specialty transportation applications compared to the three months ended December 31, 2023.

Industrial and Consumer end-use market sales decreased 18 percent from the three months ended December 31, 2023, to $85.2 million. Excluding surcharge revenue, sales decreased 16 percent on 19 percent lower shipment volume from the three months ended December 31, 2023. The results reflect lower demand for most applications in the Industrial and Consumer end-use market compared to the three months ended December 31, 2023.

Gross Profit

Our gross profit in the three months ended December 31, 2024, increased to $177.5 million, or 26.2 percent of net sales, as compared with $122.6 million, or 19.6 percent of net sales in the three months ended December 31, 2023. Excluding the impact of surcharge revenue, our adjusted gross margin in the three months ended December 31, 2024, was 32.4 percent as compared to 25.3 percent in the three months ended December 31, 2023. The increased gross profit for the three months ended December 31, 2024 reflects an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies.

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

	Three Months Ended December 31,
($ in millions)	2024	2023
Net sales	$676.9	$624.2
Less: surcharge revenue	128.9	138.9
Net sales excluding surcharge revenue	$548.0	$485.3

Gross profit	$177.5	$122.6

Gross margin	26.2%	19.6%

Gross margin excluding surcharge revenue	32.4%	25.3%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended December 31, 2024, were $58.6 million or 8.7 percent of net sales (10.7 percent of net sales excluding surcharge) as compared with $52.8 million or 8.5 percent of net sales (10.9 percent of net sales excluding surcharge) in the three months ended December 31, 2023. The selling, general and administrative expenses for the three months ended December 31, 2024 reflect higher salary, benefit and variable compensation costs compared to the three months ended December 31, 2023.

Operating Income

Our operating income in the three months ended December 31, 2024, was $118.9 million, or 17.6 percent of net sales, as compared with operating income of $69.8 million, or 11.2 percent of net sales, in the three months ended December 31, 2023. Excluding surcharge revenue, adjusted operating margin was 21.7 percent for the three months ended December 31, 2024, as compared with 14.4 percent for the three months ended December 31, 2023. The operating results for the three months ended December 31, 2024 reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the three months ended December 31, 2023.

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

	Three Months Ended December 31,
($ in millions)	2024	2023
Net sales	$676.9	$624.2
Less: surcharge revenue	128.9	138.9
Net sales excluding surcharge revenue	$548.0	$485.3

Operating income	$118.9	$69.8

Operating margin	17.6%	11.2%

Adjusted operating margin excluding surcharge revenue	21.7%	14.4%

Interest Expense, Net

Interest expense, net for the three months ended December 31, 2024, was $12.2 million compared with $13.0 million in the three months ended December 31, 2023. Capitalized interest reduced interest expense by $0.5 million for the three months ended December 31, 2024, and $0.3 million for the three months ended December 31, 2023. The lower interest expense, net is due to no short-term borrowings under our Credit Facility in the three months ended December 31, 2024, compared to interest on borrowings in the three months ended December 31, 2023.

Other Expense, Net

Other expense, net for the three months ended December 31, 2024, was $1.6 million as compared with $1.6 million of other expense, net for the three months ended December 31, 2023. The three months ended December 31, 2024, reflects $3.9 million of expense from pension earnings, interest and deferrals partially offset by interest income and favorable market returns on investments used to fund Company-owned life insurance contracts and investments held in rabbi trusts. The three months ended December 31, 2023 includes $3.5 million of expense from pension earnings, interest and deferrals.

Income Taxes

Income tax expense was $21.0 million, or 20.0 percent of pre-tax income for the three months ended December 31, 2024, as compared with income tax expense of $12.5 million, or 22.6 percent of pre-tax income for the three months ended December 31, 2023. Income tax expense for the three months ended December 31, 2024 includes discrete tax benefits of $3.0 million attributable to employee share-based compensation.

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

The following table includes comparative information for our volumes by business segment:

Pounds sold	Three Months Ended December 31,		Pounds (Decrease) Increase	% (Decrease) Increase
(in thousands)	2024	2023
Specialty Alloys Operations	44,714	50,114	(5,400)	(11)%
Performance Engineered Products *	2,208	2,318	(110)	(5)%
Intersegment	(752)	(3,350)	2,598	78%
Total pounds sold	46,170	49,082	(2,912)	(6)%

* Pounds sold data for the PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$601.5	$549.4	$52.1	9%
Performance Engineered Products	95.0	95.7	(0.7)	(1)%
Intersegment	(19.6)	(20.9)	1.3	6%
Total net sales	$676.9	$624.2	$52.7	8%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Three Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$479.6	$416.2	$63.4	15%
Performance Engineered Products	86.2	87.9	(1.7)	(2)%
Intersegment	(17.8)	(18.8)	1.0	5%
Total net sales excluding surcharge revenue	$548.0	$485.3	$62.7	13%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Three Months Ended December 31,
($ in millions)	2024	2023
Net sales	$601.5	$549.4
Less: surcharge revenue	121.9	133.2
Net sales excluding surcharge revenue	$479.6	$416.2

Operating income	$135.6	$83.3

Operating margin	22.5%	15.2%

Adjusted operating margin excluding surcharge revenue	28.3%	20.0%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Three Months Ended December 31,
($ in millions)	2024	2023
Net sales	$95.0	$95.7
Less: surcharge revenue	8.8	7.8
Net sales excluding surcharge revenue	$86.2	$87.9

Operating income	$7.0	$7.1

Operating margin	7.4%	7.4%

Adjusted operating margin excluding surcharge revenue	8.1%	8.1%

Specialty Alloys Operations Segment

Net sales for the three months ended December 31, 2024 for the SAO segment increased 9 percent to $601.5 million, as compared with $549.4 million in the three months ended December 31, 2023. Excluding surcharge revenue, net sales for the three months ended December 31, 2024 increased 15 percent on 11 percent lower shipment volume compared to the three months ended December 31, 2023. The higher sales excluding surcharge revenue in the SAO segment reflect double-digit percentage growth in the Aerospace and Defense end-use market driven by productivity gains, stronger product mix and pricing actions compared to the three months ended December 31, 2023.

Operating income for the SAO segment was $135.6 million or 22.5 percent of net sales (28.3 percent of net sales excluding surcharge revenue) in the three months ended December 31, 2024, as compared with operating income of $83.3 million or 15.2 percent of net sales (20.0 percent of net sales excluding surcharge revenue) in the three months ended December 31, 2023. This marks the twelfth consecutive quarter with increasing adjusted operating margins in SAO. The operating income for the three months ended December 31, 2024 reflects stronger product mix and improved operational efficiencies compared to the three months ended December 31, 2023.

Performance Engineered Products Segment

Net sales for the three months ended December 31, 2024 for the PEP segment decreased 1 percent to $95.0 million, as compared with $95.7 million in the three months ended December 31, 2023. Excluding surcharge revenue, net sales for the three months ended December 31, 2024 decreased 2 percent on 5 percent lower shipment volume compared to the three months ended December 31, 2023. The current quarter results reflect lower sales in most end-use markets partially offset by higher sales in the Medical end-use market.

Operating income for the PEP segment was $7.0 million or 7.4 percent of net sales (8.1 percent of net sales excluding surcharge revenue) in the three months ended December 31, 2024, compared with operating income of $7.1 million or 7.4 percent of net sales (8.1 percent of net sales excluding surcharge revenue) in the three months ended December 31, 2023. The flat results for the three months ended December 31, 2024 reflect weaker demand conditions as key strategic customers deferred orders compared to the three months ended December 31, 2023.

Results of Operations — Six Months Ended December 31, 2024 vs. Six Months Ended December 31, 2023

For the six months ended December 31, 2024, we reported net income of $168.9 million, or $3.33 earnings per diluted share. Excluding the special item, as identified below, adjusted earnings per diluted share was $3.39 for the six months ended December 31, 2024. This compares with net income for the six months ended December 31, 2023 of $86.6 million, or $1.73 earnings per diluted share. The results for the six months ended December 31, 2024 reflect stronger product mix, pricing actions and improved operational efficiencies compared to the six months ended December 31, 2023.

Net Sales

Net sales for the six months ended December 31, 2024 were $1,394.5 million, a 9 percent increase over the six months ended December 31, 2023. Excluding surcharge revenue, sales increased 15 percent on 2 percent lower shipment volume from the six months ended December 31, 2023. The results reflect the impact of price increases and stronger product demand for materials used in the end-use markets of Aerospace and Defense and Energy compared to the six months ended December 31, 2023.

Geographically, sales in the United States increased 9 percent from the six months ended December 31, 2023, to $840.3 million. Excluding surcharge revenue, domestic sales increased 15 percent from the six months ended December 31, 2023, driven by stronger demand in the Aerospace and Defense end-use market. Sales outside the United States increased 9 percent from the six months ended December 31, 2023, to $554.2 million for the six months ended December 31, 2024. Excluding surcharge revenue, international sales increased 14 percent from the six months ended December 31, 2023, driven by stronger demand in the end-use markets of Aerospace and Defense, Medical and Energy in most regions compared to the six months ended December 31, 2023. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $0.3 million decrease in sales during the six months ended December 31, 2024, compared to the six months ended December 31, 2023. Net sales outside the United States represented 40 percent of total net sales for each of the six months ended December 31, 2024 and 2023, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by end-use markets:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$850.8	$673.5	$177.3	26%
Medical	173.2	167.6	5.6	3%
Energy	96.0	96.8	(0.8)	(1)%
Transportation	56.8	79.2	(22.4)	(28)%
Industrial and Consumer	176.4	209.4	(33.0)	(16)%
Distribution	41.3	49.6	(8.3)	(17)%
Total net sales	$1,394.5	$1,276.1	$118.4	9%

The following table includes comparative information for our net sales by the same end-use markets, but excluding surcharge revenue:

	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$683.7	$507.8	$175.9	35%
Medical	146.8	139.5	7.3	5%
Energy	71.6	66.0	5.6	8%
Transportation	42.5	56.0	(13.5)	(24)%
Industrial and Consumer	139.8	159.6	(19.8)	(12)%
Distribution	41.0	49.2	(8.2)	(17)%
Total net sales excluding surcharge revenue	$1,125.4	$978.1	$147.3	15%

Sales to the Aerospace and Defense end-use market increased 26 percent from the six months ended December 31, 2023, to $850.8 million. Excluding surcharge revenue, sales increased 35 percent from the six months ended December 31, 2023, on 17 percent higher shipment volume. The results for the six months ended December 31, 2024 reflect double-digit increases in the Aerospace engine, fastener and structural components sub-markets driven by the need to maintain and replace aging fleets to meet increasing passenger travel demand compared to the six months ended December 31, 2023. The six months ended December 31, 2024 also reflect higher sales in the Defense end-use market for program specific applications.

Medical end-use market sales increased 3 percent from the six months ended December 31, 2023, to $173.2 million. Excluding surcharge revenue, sales increased 5 percent on 23 percent lower shipment volume from the six months ended December 31, 2023. The results for the six months ended December 31, 2024 reflect realized price increases particularly in the orthopedic and dental sub-markets compared to the six months ended December 31, 2023.

Sales to the Energy end-use market of $96.0 million reflect a 1 percent decrease from the six months ended December 31, 2023. Excluding surcharge revenue, sales increased 8 percent on 3 percent higher shipment volume from the six months ended December 31, 2023. The results reflect higher demand in the power generation sub-market for industrial gas turbine refurbishments partially offset by decreased rig counts and demand for material used in the oil and gas sub-market compared to the six months ended December 31, 2023.

Transportation end-use market sales decreased 28 percent from the six months ended December 31, 2023, to $56.8 million. Excluding surcharge revenue, sales decreased 24 percent on 22 percent lower shipment volume from the six months ended December 31, 2023. The results for the six months ended December 31, 2024 reflect lower demand across light, medium and heavy-duty vehicle applications offset partially by higher demand in specialty transportation applications compared to the six months ended December 31, 2023.

Industrial and Consumer end-use market sales decreased 16 percent from the six months ended December 31, 2023, to $176.4 million. Excluding surcharge revenue, sales decreased 12 percent on 23 percent lower shipment volume from the six months ended December 31, 2023. The results reflect lower demand for Industrial materials and flat sales in Consumer partially offset by realized price increases compared to the six months ended December 31, 2023.

Gross Profit

Our gross profit in the six months ended December 31, 2024, increased $107.1 million to $353.8 million, or 25.4 percent of net sales, as compared with $246.7 million, or 19.3 percent of net sales in the six months ended December 31, 2023. Excluding the impact of surcharge revenue, our gross margin in the six months ended December 31, 2024, was 31.4 percent as compared to 25.2 percent in the six months ended December 31, 2023. The increased gross profit for the six months ended December 31, 2024, reflects an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the six months ended December 31, 2023.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Six Months Ended December 31,
($ in millions)	2024	2023
Net sales	$1,394.5	$1,276.1
Less: surcharge revenue	269.1	298.0
Net sales excluding surcharge revenue	$1,125.4	$978.1

Gross profit	$353.8	$246.7

Gross margin	25.4%	19.3%

Gross margin excluding surcharge revenue	31.4%	25.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $117.7 million were 8.4 percent of net sales (10.5 percent of net sales excluding surcharge) for the six months ended December 31, 2024, as compared with $107.9 million or 8.5 percent of net sales (11.0 percent of net sales excluding surcharge) in the six months ended December 31, 2023. The selling, general and administrative expenses for the six months ended December 31, 2024 reflect higher salary, benefit and variable compensation costs compared to the six months ended December 31, 2023.

Restructuring and Asset Impairment Charges

During the six months ended December 31, 2024, restructuring and asset impairment charges were $3.6 million, compared to no restructuring and asset impairment charges in the six months ended December 31, 2023. Additional restructuring charges were a result of actions taken to streamline operations in our Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024.

Operating Income

Our operating income in the six months ended December 31, 2024 was $232.5 million, or 16.7 percent of net sales, as compared with operating income of $138.8 million, or 10.9 percent of net sales in the six months ended December 31, 2023. Excluding surcharge revenue and the special item, operating margin was 21.0 percent for the six months ended December 31, 2024, and 14.2 percent for the six months ended December 31, 2023. The operating results for the six months ended December 31, 2024 reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the six months ended December 31, 2023.

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

	Six Months Ended December 31,
($ in millions)	2024	2023
Net sales	$1,394.5	$1,276.1
Less: surcharge revenue	269.1	298.0
Net sales excluding surcharge revenue	$1,125.4	$978.1

Operating income	$232.5	$138.8

Special item:
Restructuring and asset impairment charges	3.6	—
Adjusted operating income excluding special item	$236.1	$138.8

Operating margin	16.7%	10.9%

Operating margin excluding surcharge revenue and special item	21.0%	14.2%

Interest Expense, Net

Interest expense, net for the six months ended December 31, 2024, was $24.6 million compared with $25.7 million in the six months ended December 31, 2023. Capitalized interest reduced interest expense by $0.9 million for the six months ended December 31, 2024, and $0.8 million for the six months ended December 31, 2023. The lower interest expense, net is due to no short-term borrowings under our Credit Facility during the six months ended December 31, 2024, compared to interest on borrowings during the six months ended December 31, 2023.

Other Expense, Net

Other expense, net was $1.6 million for the six months ended December 31, 2024, compared to other expense, net of $5.5 million in the six months ended December 31, 2023. The six months ended December 31, 2024, includes $7.8 million of expense from pension earnings, interest and deferrals compared to $6.9 million of expense from pension earnings, interest and deferrals in the six months ended December 31, 2023, driven by lower than expected returns on plan assets. The six months ended December 31, 2024, reflect interest income of $3.9 million compared to $0.3 million in the six months ended December 31, 2023.

Income Taxes

Income tax expense for the six months ended December 31, 2024 was $37.4 million, or 18.1 percent of pre-tax income as compared with income tax expense of $21.0 million, or 19.5 percent of pre-tax income for the six months ended December 31, 2023.

Income tax expense for the six months ended December 31, 2024, includes discrete tax benefits of $9.8 million attributable to employee share-based compensation and $0.9 million for the impact of restructuring charges. Income tax expense for the six months ended December 31, 2023 included discrete tax benefits of $4.7 million attributable to employee share-based compensation.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for our volumes by business segment:

Pounds sold	Six Months Ended December 31,		Pounds (Decrease) Increase	% (Decrease) Increase
(in thousands)	2024	2023
Specialty Alloys Operations	94,814	100,104	(5,290)	(5)%
Performance Engineered Products *	4,840	4,620	220	5%
Intersegment	(1,916)	(5,414)	3,498	65%
Total pounds sold	97,738	99,310	(1,572)	(2)%

* Pounds sold data for the PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$1,246.6	$1,119.4	$127.2	11%
Performance Engineered Products	195.8	197.4	(1.6)	(1)%
Intersegment	(47.9)	(40.7)	(7.2)	(18)%
Total net sales	$1,394.5	$1,276.1	$118.4	9%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Six Months Ended December 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$990.5	$833.4	$157.1	19%
Performance Engineered Products	178.5	181.0	(2.5)	(1)%
Intersegment	(43.6)	(36.3)	(7.3)	(20)%
Total net sales excluding surcharge revenue	$1,125.4	$978.1	$147.3	15%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Six Months Ended December 31,
($ in millions)	2024	2023
Net sales	$1,246.6	$1,119.4
Less: surcharge revenue	256.1	286.0
Net sales excluding surcharge revenue	$990.5	$833.4

Operating income	$270.2	$164.1

Operating margin	21.7%	14.7%

Adjusted operating margin excluding surcharge revenue	27.3%	19.7%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Six Months Ended December 31,
($ in millions)	2024	2023
Net sales	$195.8	$197.4
Less: surcharge revenue	17.3	16.4
Net sales excluding surcharge revenue	$178.5	$181.0

Operating income	$14.3	$16.2

Operating margin	7.3%	8.2%

Adjusted operating margin excluding surcharge revenue	8.0%	9.0%

Specialty Alloys Operations Segment

Net sales for the six months ended December 31, 2024 for the SAO segment increased 11 percent to $1,246.6 million, as compared with $1,119.4 million in the six months ended December 31, 2023. Excluding surcharge revenue, net sales increased 19 percent on 5 percent lower shipment volume from the six months ended December 31, 2023. The SAO segment results reflect realized price increases, improving product mix as well as higher demand in the end-use markets of Aerospace and Defense and Energy compared to the six months ended December 31, 2023. In particular, sales excluding surcharge increased 37 percent for the Aerospace and Defense end-use market in the six months ended December 31, 2024, compared to the six months ended December 31, 2023.

Operating income for the SAO segment was $270.2 million or 21.7 percent of net sales (27.3 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2024, as compared with operating income of $164.1 million or 14.7 percent of net sales (19.7 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2023. The operating income for the six months ended December 31, 2024 reflects stronger product mix and operational efficiency gains compared to the six months ended December 31, 2023.

Performance Engineered Products Segment

Net sales for the six months ended December 31, 2024 for the PEP segment decreased 1 percent to $195.8 million, as compared with $197.4 million in the six months ended December 31, 2023. Excluding surcharge revenue, net sales decreased 1 percent from the six months ended December 31, 2023. The results for the six months ended December 31, 2024 reflect realized price increases in the Medical end-use market more than offset by lower shipments in the other end-use markets compared to the six months ended December 31, 2023.

Operating income for the PEP segment was $14.3 million or 7.3 percent of net sales (8.0 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2024, compared with operating income of $16.2 million or 8.2 percent of net sales (9.0 percent of net sales excluding surcharge revenue) in the six months ended December 31, 2023. The results for the six months ended December 31, 2024 reflect lower sales partially offset by operating efficiencies compared to the six months ended December 31, 2023.

Liquidity and Financial Resources

During the six months ended December 31, 2024, we generated cash from operating activities of $108.1 million as compared to $21.9 million in the six months ended December 31, 2023. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was positive $51.9 million as compared to negative $25.4 million for the six months ended December 31, 2023. The improvement in cash from operating activities and adjusted free cash flow for the six months ended December 31, 2024, resulted from higher earnings after noncash adjustments to net income partially offset by higher pension contributions and capital expenditures compared to the six months ended December 31, 2023. Cash used to build inventory was $80.7 million in the six-months ended December 31, 2024, compared to $157.5 million in the six months ended December 31, 2023. During the six months ended December 31, 2024, cash used for accounts receivable was $6.1 million compared to $23.9 million of cash generated from accounts receivable in the six months ended December 31, 2023.

Capital expenditures for property, plant, equipment and software were $56.2 million for the six months ended December 31, 2024, as compared to $47.3 million for the six months ended December 31, 2023. In fiscal year 2025, we expect capital expenditures to be approximately $125.0 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for the six months ended December 31, 2024 were $20.2 million as compared to $19.8 million in the six months ended December 31, 2023. In the six months ended December 31, 2024 and 2023 we declared and paid quarterly dividends of $0.20 per share. Additionally, we will discretionally use excess cash for a share repurchase program up to $400.0 million of our outstanding common stock. The primary use of this program will be to offset dilution. During the six months ended December 31, 2024, we repurchased 275,000 shares of our common stock on the open market for an aggregate of $40.3 million. As of December 31, 2024, $359.7 million remains available for future purchases. There were no share repurchases in fiscal year 2024.

During the six months ended December 31, 2024, we made pension contributions of $15.1 million to our qualified defined benefit pension plans. We currently expect to make required contributions of $11.5 million to our qualified defined benefit pension plans during the remainder of fiscal year 2025.

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

As of December 31, 2024, the borrowing rate for the Credit Facility was 6.21% however, we had no short-term borrowings. As of December 31, 2024, we had $1.1 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $348.9 million, remains available to us.

We believe that our total liquidity of $511.0 million as of December 31, 2024, which includes total cash and cash equivalents of $162.1 million and available borrowing capacity of $348.9 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of December 31, 2024, we had cash and cash equivalents of $22.6 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the six months ended December 31, 2024, we did not repatriate cash from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of December 31, 2024, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of December 31, 2024:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	12.34 to 1.00
Consolidated net leverage ratio	4.00 to 1.00 (maximum)	0.97 to 1.00

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

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended December 31, 2024, as reported	$105.1	$(21.0)	$84.1	$1.66
Special item:
None reported	—	—	—	—

Three Months Ended December 31, 2024, as adjusted	$105.1	$(21.0)	$84.1	$1.66

* Impact per diluted share calculated using weighted average common shares outstanding of 50.7 million for the three months ended December 31, 2024.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended December 31, 2023, as reported	$55.2	$(12.5)	$42.7	$0.85
Special item:
None reported	—	—	—	—

Three Months Ended December 31, 2023, as adjusted	$55.2	$(12.5)	$42.7	$0.85

* Impact per diluted share calculated using weighted average common shares outstanding of 50.2 million for the three months ended December 31, 2023.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Six Months Ended December 31, 2024, as reported	$206.3	$(37.4)	$168.9	$3.33
Special item:
Restructuring and asset impairment charges	3.6	(0.9)	2.7	0.06

Six Months Ended December 31, 2024, as adjusted	$209.9	$(38.3)	$171.6	$3.39

* Impact per diluted share calculated using weighted average common shares outstanding of 50.7 million for the six months ended December 31, 2024.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Six Months Ended December 31, 2023, as reported	$107.6	$(21.0)	$86.6	$1.73
Special item:
None reported	—	—	—	—

Six Months Ended December 31, 2023, as adjusted	$107.6	$(21.0)	$86.6	$1.73

* Impact per diluted share calculated using weighted average common shares outstanding of 50.0 million for the six months ended December 31, 2023.

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

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. The following provides a reconciliation of adjusted free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measure:

	Six Months Ended December 31,
($ in millions)	2024	2023
Net cash provided from operating activities	$108.1	$21.9
Purchases of property, plant, equipment and software	(56.2)	(47.3)
Adjusted free cash flow	$51.9	$(25.4)

Management believes that the presentation of adjusted free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management's current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments. Additionally, we will discretionally use excess cash to fund share repurchases of our outstanding common stock. Adjusted free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the six months ended December 31, 2024, we increased the liability for environmental remediation costs by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at December 31, 2024 and June 30, 2024 were $17.4 million and $17.3 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

As of December 31, 2024, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of December 31, 2024, was $195.5 million and represents 86 percent of total goodwill. The remaining goodwill recorded as of December 31, 2024, of $31.8 million is associated with the Dynamet reporting unit in the PEP segment. The fair value for both reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the fiscal year ended June 30, 2024, Form 10-Q for the fiscal quarter ended September 30, 2024, and the exhibits attached to such filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, energy, transportation, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange and interest rates; (6) the effect of government trade actions, including tariffs; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cyber attacks and information technology or data security breaches; (17) the ability of suppliers to meet obligations due to supply chain disruptions or otherwise; (18) the ability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; (20) geopolitical, economic, and regulatory risks relating to our global business, including geopolitical and diplomatic tensions, instabilities and conflicts, such as the war in Ukraine, the war between Israel and HAMAS, the war between Israel and Hezbollah, Houthi attacks on commercial shipping vessels and other naval vessels as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (21) challenges affecting the commercial aviation industry or key participants including, but not limited to production and other challenges at The Boeing Company; and (22) the consequences of the announcement, maintenance or use of Carpenter Technology’s share repurchase program. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 13 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of December 31, 2024, we had approximately $2.7 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of December 31, 2024 is provided in Note 13 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on December 31, 2024, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of December 31, 2024. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of December 31, 2024 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2024, the Company's Board of Directors authorized a share repurchase program of up to $400.0 million of the Company's outstanding common stock. There is no stated expiration for the share repurchase program. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of December 31, 2024, $359.7 million of the $400.0 million remained available for future purchases. During the quarter ended December 31, 2024, the Company purchased 45,000 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1-31, 2024	—	$—	—	$367.9
November 1-30, 2024	—	—	—	367.9
December 1-31, 2024	45,000	183.13	45,000	359.7
Quarter ended December 31, 2024	45,000	$183.13	45,000	$359.7

In addition to the share repurchase program, for the six months ended December 31, 2024, 89,443 shares, at an average purchase price of $184.12, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock as well as the cost and tax obligations of stock options exercised. We do not consider this a share buyback program.

Item 5. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: January 30, 2025	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)