Form 10-Q
period 2025-03-31
CARPENTER TECHNOLOGY CORP
filed 2025-04-24
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the issuer's common stock as of April 21, 2025, was 49,779,343.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$151.5	$199.1
Accounts receivable, net	602.8	562.6
Inventories	825.0	735.4
Other current assets	86.3	94.1
Total current assets	1,665.6	1,591.2
Property, plant, equipment and software, net	1,337.1	1,335.2
Goodwill	227.3	227.3
Other intangibles, net	11.0	15.2
Deferred income taxes	7.7	7.5
Other assets	113.1	115.3
Total assets	$3,361.8	$3,291.7

LIABILITIES
Current liabilities:
Accounts payable	$258.4	$263.9
Accrued liabilities	185.8	202.4
Total current liabilities	444.2	466.3
Long-term debt	695.1	694.2
Accrued pension liabilities	158.9	207.6
Accrued postretirement benefits	22.2	21.1
Deferred income taxes	163.9	174.1
Other liabilities	95.8	99.6
Total liabilities	1,580.1	1,662.9

Contingencies and commitments (see Note 10)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 57,206,493 shares at March 31, 2025 and 56,978,663 shares at June 30, 2024; outstanding 49,770,924 shares at March 31, 2025 and 49,776,955 shares at June 30, 2024	286.0	284.9
Capital in excess of par value	347.7	352.6
Reinvested earnings	1,608.6	1,374.5
Common stock in treasury (7,435,569 shares and 7,201,708 shares at March 31, 2025 and June 30, 2024, respectively), at cost	(371.1)	(289.3)
Accumulated other comprehensive loss	(89.5)	(93.9)
Total stockholders' equity	1,781.7	1,628.8
Total liabilities and stockholders' equity	$3,361.8	$3,291.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$727.0	$684.9	$2,121.5	$1,961.1
Cost of sales	526.2	537.9	1,566.9	1,567.4
Gross profit	200.8	147.0	554.6	393.7

Selling, general and administrative expenses	63.0	57.0	180.6	164.8
Restructuring and asset impairment charges	—	—	3.6	—
Goodwill impairment	—	14.1	—	14.1
Operating income	137.8	75.9	370.4	214.8

Interest expense, net	12.0	12.9	36.6	38.6
Other expense, net	3.8	52.9	5.6	58.5

Income before income taxes	122.0	10.1	328.2	117.7
Income tax expense	26.6	3.8	63.9	24.8

Net income	$95.4	$6.3	$264.3	$92.9

EARNINGS PER COMMON SHARE:
Basic	$1.90	$0.12	$5.27	$1.87
Diluted	$1.88	$0.12	$5.21	$1.85

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50.2	49.7	50.2	49.5
Diluted	50.7	50.3	50.7	50.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Net income	$95.4	$6.3	$264.3	$92.9
Other comprehensive income (loss), net of tax:
Net gain (loss) on derivative instruments, net of tax of $(0.7), $(0.7), $(1.0) and $0.5, respectively	2.3	2.3	3.1	(1.4)
Pension and postretirement benefits, net of tax of $(0.3), $(8.4), $(1.0) and $(9.0), respectively	1.0	27.0	2.9	28.6
Foreign currency translation	3.4	(2.2)	(1.6)	0.5
Total other comprehensive income, net of tax	6.7	27.1	4.4	27.7
Comprehensive income, net of tax	$102.1	$33.4	$268.7	$120.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2025	2024
OPERATING ACTIVITIES
Net income	$264.3	$92.9
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	103.6	100.8
Goodwill impairment charge	—	14.1
Noncash restructuring and asset impairment charges	2.5	—
Deferred income taxes	(12.3)	(11.3)
Net pension expense	18.6	69.8
Share-based compensation expense	16.2	13.7
Net loss on disposals of property, plant and equipment	0.9	3.5
Changes in working capital and other:
Accounts receivable	(39.4)	9.3
Inventories	(93.3)	(155.6)
Other current assets	10.2	(19.2)
Accounts payable	(10.6)	(1.0)
Accrued liabilities	(14.0)	(5.2)
Pension plan contributions	(58.5)	(4.9)
Other postretirement plan contributions	(2.8)	(1.8)
Other, net	(3.1)	0.3
Net cash provided from operating activities	182.3	105.4
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(96.3)	(68.9)
Proceeds from disposals of property, plant and equipment	0.1	0.1
Net cash used for investing activities	(96.2)	(68.8)
FINANCING ACTIVITIES
Credit agreement borrowings	—	62.5
Credit agreement repayments	—	(62.5)
Dividends paid	(30.2)	(29.9)
Purchases of treasury stock	(77.8)	—
Proceeds from stock options exercised	12.2	19.8
Withholding tax payments on share-based compensation awards	(36.6)	(18.2)
Net cash used for financing activities	(132.4)	(28.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	0.7
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(47.6)	9.0
Cash and cash equivalents at beginning of year	199.1	44.5
Cash and cash equivalents at end of period	$151.5	$53.5
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities: Purchase of property, plant, equipment and software	$16.0	$11.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at December 31, 2024	$285.6	$338.0	$1,523.2	$(333.7)	$(96.2)	$1,716.9
Net income			95.4			95.4
Net gain on derivative instruments, net of tax					2.3	2.3
Pension and postretirement benefits, net of tax					1.0	1.0
Foreign currency translation					3.4	3.4
Cash dividends:
Common @ $0.20 per share			(10.0)			(10.0)
Purchase of treasury stock				(37.5)		(37.5)
Share-based compensation plans		6.4		0.1		6.5
Stock options exercised	0.4	3.3				3.7
Balances at March 31, 2025	$286.0	$347.7	$1,608.6	$(371.1)	$(89.5)	$1,781.7

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at December 31, 2023	$283.2	$327.9	$1,294.8	$(289.7)	$(142.4)	$1,473.8
Net income			6.3			6.3
Net gain on derivative instruments, net of tax					2.3	2.3
Pension and postretirement benefits, net of tax					27.0	27.0
Foreign currency translation					(2.2)	(2.2)
Cash dividends:
Common @ $0.20 per share			(10.1)			(10.1)
Share-based compensation plans		4.9		0.2		5.1
Stock options exercised		0.4				0.4
Balances at March 31, 2024	$283.2	$333.2	$1,291.0	$(289.5)	$(115.3)	$1,502.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2024	$284.9	$352.6	$1,374.5	$(289.3)	$(93.9)	$1,628.8
Net income			264.3			264.3
Net gain on derivative instruments, net of tax					3.1	3.1
Pension and postretirement benefits, net of tax					2.9	2.9
Foreign currency translation					(1.6)	(1.6)
Cash dividends:
Common @ $0.60 per share			(30.2)			(30.2)
Purchase of treasury stock				(77.8)		(77.8)
Share-based compensation plans		(0.2)		(4.0)		(4.2)
Stock options exercised	1.1	(4.7)				(3.6)
Balances at March 31, 2025	$286.0	$347.7	$1,608.6	$(371.1)	$(89.5)	$1,781.7

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2023	$280.7	$328.4	$1,228.0	$(298.0)	$(143.0)	$1,396.1
Net income			92.9			92.9
Net loss on derivative instruments, net of tax					(1.4)	(1.4)
Pension and postretirement benefits, net of tax					28.6	28.6
Foreign currency translation					0.5	0.5
Cash dividends:
Common @ $0.60 per share			(29.9)			(29.9)
Share-based compensation plans		(4.5)		8.5		4.0
Stock options exercised	2.5	9.3				11.8
Balances at March 31, 2024	$283.2	$333.2	$1,291.0	$(289.5)	$(115.3)	$1,502.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2024, consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "2024 Form 10-K"). Operating results for the three and nine months ended March 31, 2025, are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter," "Carpenter Technology," the "Company," "Registrant," "Issuer," "we" and "our" refer to Carpenter Technology Corporation.

2.    Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three and nine months ended March 31, 2025, were $0.0 million and $3.6 million, respectively, compared to no restructuring and asset impairment charges for the three and nine months ended March 31, 2024.

During the nine months ended March 31, 2025, the Company recorded additional restructuring and asset impairment charges of $3.6 million as a result of the prior year actions taken to streamline operations in the Carpenter Additive business in the Performance Engineered Products ("PEP") segment. The restructuring and asset impairment charges included $2.5 million of noncash pre-tax inventory impairment charges. The Company also recognized $1.1 million of costs related to the decommissioning of property, plant and equipment previously impaired during the quarter ended June 30, 2024.

The reserve balances and activity for restructuring charges at March 31, 2025 and June 30, 2024 were as follows:

($ in millions)	March 31, 2025	June 30, 2024
Reserve balance at beginning of fiscal year	$1.1	$—
Restructuring charges excluding noncash impairments	1.1	1.1
Cash payments	(2.2)	—
Reserve balance at end of period	$—	$1.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Pending Adoption

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose the following: significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires public entities to provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods. ASU 2023-07 clarifies that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. ASU 2023-07 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU enhances the transparency and decision functionality of income tax disclosures to provide investors information to better assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flow. The amendments in this ASU require public entities to disclose the following specific categories in the rate reconciliation by both percentages and reporting currency amounts: the effect of state and local income tax, net of federal (national) income tax, foreign tax effects, effects of changes in tax laws or rates enacted in the current period, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable or nondeductible items and changes in unrecognized tax benefits. The amendments in ASU 2023-09 also require public entities to provide additional information for reconciling items that meet the qualitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income (loss) by the applicable statutory income tax rate). The ASU requires reporting entities to annually disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign localities. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption was permitted for annual financial statements not yet issued. ASU 2023-09 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance in this ASU improves the disclosures about a public business entity's expenses by requiring more detailed information about the types of expenses included within the income statement expense captions, such as: inventory purchases, employee compensation, depreciation and intangible asset amortization. This ASU does not change or remove current expense disclosure requirements, however, it does affect where this information appears in the notes to financial statements, as entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements. Additionally, in January 2025 the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date for non-calendar year-end entities.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $8.1 million and $12.3 million at March 31, 2025 and June 30, 2024, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the three and nine months ended March 31, 2025 and 2024 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical locations. Comparative information of the Company's overall revenues by end-use markets and geographic locations for the three and nine months ended March 31, 2025 and 2024 were as follows:

End-Use Market	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$428.8	$29.5	$(3.6)	$454.7	$367.3	$30.5	$(6.7)	$391.1
Medical	58.0	41.5	(14.5)	85.0	77.7	35.0	(13.1)	99.6
Energy	44.3	2.0	0.1	46.4	37.5	1.2	—	38.7
Transportation	26.2	1.9	—	28.1	33.0	1.8	(0.4)	34.4
Industrial and Consumer	85.6	7.7	(2.8)	90.5	93.0	10.4	(5.8)	97.6
Distribution	—	22.3	—	22.3	—	23.5	—	23.5
Total net sales	$642.9	$104.9	$(20.8)	$727.0	$608.5	$102.4	$(26.0)	$684.9

Geographic Location	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$375.6	$64.8	$(6.8)	$433.6	$335.4	$56.0	$(8.1)	$383.3
Europe	146.7	19.6	(5.7)	160.6	127.0	22.4	(7.8)	141.6
Asia Pacific	79.6	8.4	(8.2)	79.8	94.3	10.4	(10.0)	94.7
Mexico	12.5	7.2	(0.1)	19.6	20.9	8.5	(0.1)	29.3
Canada	16.2	3.1	—	19.3	18.5	2.8	—	21.3
Other	12.3	1.8	—	14.1	12.4	2.3	—	14.7
Total net sales	$642.9	$104.9	$(20.8)	$727.0	$608.5	$102.4	$(26.0)	$684.9

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

End-Use Market	Nine Months Ended March 31, 2025				Nine Months Ended March 31, 2024
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,239.6	$77.9	$(11.9)	$1,305.6	$1,001.5	$81.5	$(18.3)	$1,064.7
Medical	176.8	125.2	(43.9)	258.1	198.6	103.1	(34.5)	267.2
Energy	137.5	4.8	—	142.3	129.0	6.4	—	135.4
Transportation	79.5	5.6	(0.1)	85.0	108.0	6.0	(0.3)	113.7
Industrial and Consumer	256.1	23.6	(12.8)	266.9	290.9	29.7	(13.6)	307.0
Distribution	—	63.7	(0.1)	63.6	—	73.2	(0.1)	73.1
Total net sales	$1,889.5	$300.8	$(68.8)	$2,121.5	$1,728.0	$299.9	$(66.8)	$1,961.1

Geographic Location	Nine Months Ended March 31, 2025				Nine Months Ended March 31, 2024
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$1,116.2	$181.0	$(23.3)	$1,273.9	$1,002.4	$168.2	$(19.9)	$1,150.7
Europe	369.9	52.0	(15.6)	406.3	313.8	57.8	(16.1)	355.5
Asia Pacific	254.7	30.6	(29.8)	255.5	279.3	32.3	(30.9)	280.7
Mexico	77.5	21.5	0.1	99.1	61.6	26.5	—	88.1
Canada	39.1	9.0	—	48.1	39.4	9.7	—	49.1
Other	32.1	6.7	(0.2)	38.6	31.5	5.4	0.1	37.0
Total net sales	$1,889.5	$300.8	$(68.8)	$2,121.5	$1,728.0	$299.9	$(66.8)	$1,961.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Earnings per Common Share

The Company calculates basic and diluted earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. No awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share because their effects were anti-dilutive for the three and nine months ended March 31, 2025 and 2024.

The calculations of basic and diluted earnings per common share for the three and nine months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2025	2024	2025	2024
Net income	$95.4	$6.3	$264.3	$92.9
Dividends allocated to participating securities	—	(0.1)	(0.1)	(0.2)
Earnings available for common stockholders used in calculation of basic earnings per common share	$95.4	$6.2	$264.2	$92.7

Weighted average number of common shares outstanding, basic	50.2	49.7	50.2	49.5

Basic earnings per common share	$1.90	$0.12	$5.27	$1.87

Net income	$95.4	$6.3	$264.3	$92.9
Dividends allocated to participating securities	—	(0.1)	(0.1)	(0.2)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$95.4	$6.2	$264.2	$92.7

Weighted average number of common shares outstanding, basic	50.2	49.7	50.2	49.5
Effect of shares issuable under share-based compensation plans	0.5	0.6	0.5	0.6
Weighted average number of common shares outstanding, diluted	50.7	50.3	50.7	50.1

Diluted earnings per common share	$1.88	$0.12	$5.21	$1.85

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Inventories

Inventories consisted of the following components as of March 31, 2025 and June 30, 2024:

($ in millions)	March 31, 2025	June 30, 2024
Raw materials and supplies	$199.6	$164.0
Work in process	483.6	430.5
Finished and purchased products	141.8	140.9
Total inventories	$825.0	$735.4

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company values other inventory at the lower of cost or net realizable value, determined by the first-in, first-out and average cost methods. As of March 31, 2025 and June 30, 2024, $142.3 million and $152.2 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

7.    Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2025 and June 30, 2024:

($ in millions)	March 31, 2025	June 30, 2024
Accrued compensation and benefits	$123.4	$121.6
Accrued postretirement benefits	13.7	15.4
Contract liabilities	8.1	12.3
Current portion of lease liabilities	7.6	8.8
Accrued interest expense	6.4	18.5
Accrued taxes	4.4	4.2
Accrued income taxes	4.1	1.0
Accrued pension liabilities	3.3	3.3
Derivative financial instruments	2.0	3.6
Other	12.8	13.7
Total accrued liabilities	$185.8	$202.4

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Pension and Other Postretirement Benefits

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the three and nine months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	2025	2024
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$1.9	$2.1	$0.4	$0.3
Interest cost	9.7	10.4	2.5	2.6
Expected return on plan assets	(7.5)	(8.3)	(2.1)	(1.8)
Amortization of net loss (gain)	1.9	1.9	(1.4)	(0.6)
Amortization of prior service cost (credits)	0.5	0.5	0.3	(1.0)
Pension settlement charge	—	51.9	—	—
Net pension expense (income)	$6.5	$58.5	$(0.3)	$(0.5)

	Nine Months Ended March 31,
	2025	2024	2025	2024
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$6.0	$6.2	$1.0	$1.1
Interest cost	29.0	34.0	7.5	7.6
Expected return on plan assets	(22.5)	(28.5)	(6.3)	(5.5)
Amortization of net loss (gain)	5.7	6.2	(4.2)	(1.9)
Amortization of prior service cost (credits)	1.5	1.6	0.9	(2.9)
Pension settlement charge	—	51.9	—	—
Net pension expense (income)	$19.7	$71.4	$(1.1)	$(1.6)

During the nine months ended March 31, 2025 and 2024, the Company made $58.5 million and $4.9 million, respectively, of cash contributions to its qualified defined benefit pension plans. The Company currently expects to make $6.0 million of required cash pension contributions to its qualified defined benefit pension plans during the remainder of fiscal year 2025.

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

As of March 31, 2025, the Company had $1.1 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of $348.9 million remains available to the Company.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest on the borrowings under the Credit Facility accrues at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.75% to 2.50% (1.75% as of March 31, 2025), and for Base Rate-determined loans, from 0.75% to 1.50% (0.75% as of March 31, 2025). The Company also pays a quarterly commitment fee ranging from 0.250% to 0.375% (0.250% as of March 31, 2025), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.75% to 2.50% (1.75% as of March 31, 2025), with respect to letters of credit issued under the Credit Facility. As of March 31, 2025, the borrowing rate for the Credit Facility was 6.17%, however, the Company had no short-term borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of March 31, 2025, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of March 31, 2025 and June 30, 2024 consisted of the following:

($ in millions)	March 31, 2025	June 30, 2024
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at March 31, 2025 and June 30, 2024)	$397.7	$397.2
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at March 31, 2025 and June 30, 2024)	297.4	297.0
Total debt	695.1	694.2
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$695.1	$694.2

For the three months ended March 31, 2025 and 2024, interest costs totaled $12.7 million and $13.3 million, respectively, of which $0.7 million and $0.4 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the nine months ended March 31, 2025 and 2024, interest costs totaled $38.2 million and $39.8 million, respectively, of which $1.6 million and $1.2 million, respectively, were capitalized as part of the cost of property, plant, equipment, and software.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended March 31, 2025, the Company increased the liability for environmental remediation costs by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2025 and June 30, 2024 were $17.5 million and $17.3 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

11.    Share Repurchase Program

In July 2024, the Company's Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $400.0 million of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions. Under the terms of the share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. There is no stated expiration for the share repurchase program. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the share repurchase program may be suspended, modified or terminated at any time without prior notice. During the nine months ended March 31, 2025, the Company purchased 475,000 shares of its common stock on the open market for an aggregate of $77.8 million. As of March 31, 2025, $322.2 million remains available for future purchases.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

March 31, 2025	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$2.1
Liabilities:
Derivative financial instruments	$2.1

June 30, 2024	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$—
Liabilities:
Derivative financial instruments	$5.8

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2025		June 30, 2024
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$695.1	$709.3	$694.2	$709.1
Company-owned life insurance	$31.3	$31.3	$31.8	$31.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of long-term debt as of March 31, 2025 and June 30, 2024 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of company-owned life insurance as of March 31, 2025 and June 30, 2024 reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

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

13.    Derivatives and Hedging Activities

The Company, from time to time, uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives utilized during the three and nine months ended March 31, 2025 and 2024, and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2025, the Company had forward contracts to purchase 1.4 million pounds of certain raw materials with settlement dates through January 2027.

Foreign Currency Derivatives: The Company uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense, net. As of March 31, 2025 and June 30, 2024, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2025 and June 30, 2024:

March 31, 2025	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$0.1	$1.9	$2.0
Other assets	—	0.1	0.1
Total asset derivatives	$0.1	$2.0	$2.1
Liability Derivatives:
Accrued liabilities	$—	$2.0	$2.0
Other liabilities	—	0.1	0.1
Total liability derivatives	$—	$2.1	$2.1

June 30, 2024	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$—	$—	$—
Other assets	—	—	—
Total asset derivatives	$—	$—	$—
Liability Derivatives:
Accrued liabilities	$—	$3.6	$3.6
Other liabilities	1.4	0.8	2.2
Total liability derivatives	$1.4	$4.4	$5.8

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives and total liability derivatives would have remained unchanged at $2.1 million and $2.1 million, respectively, as of March 31, 2025.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of March 31, 2025 and June 30, 2024, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains (losses) related to cash flow hedges recognized during the three and nine months ended March 31, 2025 and 2024:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$2.4	$(1.2)	$0.1	$(9.3)
Total	$2.4	$(1.2)	$0.1	$(9.3)

	Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended March 31,
($ in millions)		2025	2024
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of Sales	$(0.7)	$(4.2)
Total		$(0.7)	$(4.2)

	Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
		Nine Months Ended March 31,
($ in millions)		2025	2024
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of Sales	$(3.9)	$(7.4)
Total		$(3.9)	$(7.4)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded during the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$526.2	$537.9

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$(0.7)	$(4.2)
Total loss	$(0.7)	$(4.2)

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,566.9	$1,567.4

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$(3.9)	$(7.4)
Total loss	$(3.9)	$(7.4)

The Company estimates that $0.1 million of net derivative gains included in AOCI as of March 31, 2025, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the three and nine months ended March 31, 2025.

As of March 31, 2025 and June 30, 2024, there were no amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk.

14.    Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Interest income	$(1.6)	$(0.1)	$(5.5)	$(0.4)
Foreign exchange losses (gains)	0.2	(0.1)	—	1.3
Unrealized losses (gains) on company-owned life insurance contracts and investments held in rabbi trusts	1.3	(2.5)	(0.6)	(5.0)
Pension earnings, interest and deferrals	3.9	3.7	11.6	10.6
Pension settlement charge	—	51.9	—	51.9
Other	—	—	0.1	0.1
Total other expense, net	$3.8	$52.9	$5.6	$58.5

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

Income tax expense was $26.6 million, or 21.8 percent of pre-tax income for the three months ended March 31, 2025, as compared with income tax expense of $3.8 million, or 37.6 percent of pre-tax income for the three months ended March 31, 2024. Income tax expense for the nine months ended March 31, 2025 was $63.9 million, or 19.5 percent of pre-tax income as compared with income tax expense of $24.8 million, or 21.1 percent of pre-tax income for the nine months ended March 31, 2024.

Income tax expense for the three months ended March 31, 2025 includes discrete tax benefits of $3.2 million attributable to employee share-based compensation. Income tax expense for the three months ended March 31, 2024 included the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included were discrete tax benefits of $12.4 million associated with the pension settlement charge and $1.4 million as a result of changes in the Company's prior year tax positions. Excluding the discrete tax impacts of the pension settlement charge, non-deductible goodwill impairment charge and changes in the Company's prior year tax positions, the rate for the three months ended March 31, 2024 would have been 23.1 percent.

Income tax expense for the nine months ended March 31, 2025 includes discrete tax benefits of $13.0 million attributable to employee share-based compensation. Income tax expense for the nine months ended March 31, 2024 included the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included were discrete tax benefits of $12.4 million associated with the pension settlement charge, $1.4 million as a result of changes in the Company's prior year tax positions and $4.7 million attributable to employee share-based compensation.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three and nine months ended March 31, 2025 or March 31, 2024. No single customer accounted for 10 percent or more of the accounts receivable outstanding as of March 31, 2025 or June 30, 2024.

Net Sales	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Specialty Alloys Operations	$642.9	$608.5	$1,889.5	$1,728.0
Performance Engineered Products	104.9	102.4	300.8	299.9
Intersegment	(20.8)	(26.0)	(68.8)	(66.8)
Consolidated net sales	$727.0	$684.9	$2,121.5	$1,961.1

Operating Income (Loss)	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Specialty Alloys Operations	$151.4	$103.5	$421.5	$267.6
Performance Engineered Products	10.9	9.2	25.3	25.4
Corporate costs	(24.4)	(37.1)	(76.0)	(79.1)
Intersegment	(0.1)	0.3	(0.4)	0.9
Consolidated operating income	$137.8	$75.9	$370.4	$214.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation and Amortization	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Specialty Alloys Operations	$29.8	$28.8	$87.2	$85.0
Performance Engineered Products	4.2	4.1	12.2	12.1
Corporate	1.4	1.2	4.2	3.7
Consolidated depreciation and amortization	$35.4	$34.1	$103.6	$100.8

Capital Expenditures	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Specialty Alloys Operations	$36.2	$17.6	$81.9	$56.6
Performance Engineered Products	2.8	3.2	12.5	9.4
Corporate	1.2	0.8	1.9	2.9
Consolidated capital expenditures	$40.2	$21.6	$96.3	$68.9

Total Assets	March 31, 2025	June 30, 2024
($ in millions)
Specialty Alloys Operations	$2,671.7	$2,542.2
Performance Engineered Products	427.2	431.5
Corporate	265.5	334.8
Intersegment	(2.6)	(16.8)
Consolidated total assets	$3,361.8	$3,291.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended March 31, 2025 and 2024 were as follows:

Three Months Ended March 31, 2025 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at December 31, 2024	$(5.1)	$(42.4)	$(48.7)	$(96.2)
Other comprehensive income before reclassifications	1.8	—	3.4	5.2
Amounts reclassified from AOCI (b)	0.5	1.0	—	1.5
Total other comprehensive income, net of tax	2.3	1.0	3.4	6.7
Balances at March 31, 2025	$(2.8)	$(41.4)	$(45.3)	$(89.5)

Three Months Ended March 31, 2024 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at December 31, 2023	$(10.7)	$(93.9)	$(37.8)	$(142.4)
Other comprehensive loss before reclassifications	(0.9)	(13.2)	(2.2)	(16.3)
Amounts reclassified from AOCI (b)	3.2	40.2	—	43.4
Total other comprehensive income (loss), net of tax	2.3	27.0	(2.2)	27.1
Balances at March 31, 2024	$(8.4)	$(66.9)	$(40.0)	$(115.3)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

The changes in AOCI by component, net of tax, for the nine months ended March 31, 2025 and 2024 were as follows:

Nine Months Ended March 31, 2025 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2024	$(5.9)	$(44.3)	$(43.7)	$(93.9)
Other comprehensive income (loss) before reclassifications	0.1	—	(1.6)	(1.5)
Amounts reclassified from AOCI (b)	3.0	2.9	—	5.9
Total other comprehensive income (loss), net of tax	3.1	2.9	(1.6)	4.4
Balances at March 31, 2025	$(2.8)	$(41.4)	$(45.3)	$(89.5)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended March 31, 2024 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2023	$(7.0)	$(95.5)	$(40.5)	$(143.0)
Other comprehensive (loss) income before reclassifications	(7.1)	(13.2)	0.5	(19.8)
Amounts reclassified from AOCI (b)	5.7	41.8	—	47.5
Total other comprehensive (loss) income, net of tax	(1.4)	28.6	0.5	27.7
Balances at March 31, 2024	$(8.4)	$(66.9)	$(40.0)	$(115.3)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.
The following is a summary of amounts reclassified from AOCI for the three and nine months ended March 31, 2025 and 2024:

Details about AOCI Components	Location of loss	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
($ in millions) (a)		2025	2024	2025	2024
Cash flow hedging items:
Commodity contracts	Cost of sales	$(0.7)	$(4.2)	$(3.9)	$(7.4)
Total before tax		(0.7)	(4.2)	(3.9)	(7.4)
Tax benefit		0.2	1.0	0.9	1.7
Net of tax		$(0.5)	$(3.2)	$(3.0)	$(5.7)

Details about AOCI Components	Location of (loss) gain	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
($ in millions) (a)		2025	2024	2025	2024
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(0.5)	$(1.3)	$(1.5)	$(4.3)
Prior service (cost) benefit	(b)	(0.8)	0.5	(2.4)	1.3
Pension settlement charge	(b)	—	(51.9)	—	(51.9)
Total before tax		(1.3)	(52.7)	(3.9)	(54.9)
Tax benefit		0.3	12.5	1.0	13.1
Net of tax		$(1.0)	$(40.2)	$(2.9)	$(41.8)

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2024 Form 10-K. Our discussions here focus on our results during or as of the three and nine month periods ended March 31, 2025, and the comparable periods of fiscal year 2024, and to the extent applicable, on material changes from information discussed in the 2024 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2024 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

The volatility of the costs of raw materials has impacted our operations over the past several years. We, and others in our industry, generally have been able to pass cost increases on major raw materials through to our customers using surcharges that are structured to recover increases in raw material costs. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month which correlates to the prices we pay for our raw material purchases. However, a portion of our surcharges to customers may be calculated using a different surcharge formula or may be based on the raw material prices at the time of order, which creates a lag between surcharge revenue and corresponding raw material costs recognized in cost of sales. The surcharge mechanism protects our net income on such sales except for the lag effect discussed above. However, surcharges have had a dilutive effect on our gross margin and operating margin percentages as described later in this report..

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

The following is the net pension expense for the three and nine months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Pension plans	$6.5	$58.5	$19.7	$71.4
Other postretirement plans	(0.3)	(0.5)	(1.1)	(1.6)
Net pension expense	$6.2	$58.0	$18.6	$69.8

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

Net pension expense is recorded in accounts that are included in cost of sales, selling, general and administrative expenses and other expense, net, based on the function of the associated employees and nature of expense. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Service cost included in Cost of sales	$2.0	$2.1	$6.1	$6.4
Service cost included in Selling, general and administrative expenses	0.3	0.3	0.9	0.9
Pension earnings, interest and deferrals included in Other expense, net	3.9	3.7	11.6	10.6
Pension settlement charge included in Other expense, net	—	51.9	—	51.9
Net pension expense	$6.2	$58.0	$18.6	$69.8

As of March 31, 2025 and June 30, 2024, service cost amounts related to the net pension expense capitalized in gross inventory were $1.6 million and $1.6 million, respectively.

Operating Performance Overview and Outlook

In the quarter ended March 31, 2025, we reported operating income of $137.8 million, an increase of $61.9 million, or 82 percent, compared to the prior year same quarter. During the nine months ended March 31, 2025, we reported operating income of $370.4 million compared to operating income of $214.8 million in the nine months ended March 31, 2024. This represents the most profitable third fiscal quarter and first nine months of a fiscal year in the Company's history. We continue to deliver record results, despite disruptions in the supply chains where we participate. We offer a broad portfolio of highly specialized alloys, serving high value applications in high growth end-use markets.

During the quarter ended March 31, 2025, we continued to drive earnings momentum through improved productivity, product mix optimization and pricing actions. The SAO segment realized $151.4 million of operating income with an operating margin of 23.5 percent, or adjusted operating margin of 29.1 percent, an increase over the prior year same quarter of 17.0 percent, or adjusted operating margin of 21.4 percent. The SAO performance was driven by higher sales and expanding margins and marks the thirteenth consecutive quarter with increasing adjusted operating margins in the SAO segment.

In addition to the strong operating performance, we generated $182.3 million of cash from operating activities in the nine months ended March 31, 2025, as compared with cash generated from operating activities of $105.4 million in the nine months ended March 31, 2024. Adjusted free cash flow was $86.1 million in the nine months ended March 31, 2025, as compared with adjusted free cash flow of $36.6 million in the nine months ended March 31, 2024. With a strong balance sheet and adjusted free cash flow, we will continue to take a balanced approach to capital allocation: sustaining our current asset base to achieve our targets, returning cash to stockholders through our stock buyback and dividend programs and investing in incremental growth initiatives, including the recently announced brownfield expansion project in Athens, Alabama. During the nine months ended March 31, 2025, we repurchased 475,000 shares of our common stock on the open market for an aggregate of $77.8 million.

We continue to closely monitor the evolving tariff news as well as engage with our customers and suppliers to analyze how tariffs could impact our business. We, as well as others in our industry, have established long-standing surcharge mechanisms to pass through changes in raw material prices to our customers. We expect to use these surcharge mechanisms to pass through the impact of any incremental tariffs on our raw material costs to our customers. As such, at this time, based on current information we believe there will not be a material impact to the Company.

Results of Operations — Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

For the three months ended March 31, 2025, we reported net income of $95.4 million, or $1.88 earnings per diluted share. This compares with net income for the three months ended March 31, 2024, of $6.3 million, or $0.12 earnings per diluted share. Excluding the special items, as identified below, adjusted earnings per diluted share was $1.19 for the three months ended March 31, 2024. The results for the three months ended March 31, 2025, reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the three months ended March 31, 2024. During the three months ended March 31, 2024, we recorded a noncash goodwill impairment charge of $14.1 million related to our Latrobe Distribution reporting unit. The fiscal year 2024 results also include a noncash pension settlement charge of $51.9 million.

Net Sales

Net sales for the three months ended March 31, 2025, were $727.0 million, which is a 6 percent increase over the three months ended March 31, 2024. Excluding surcharge revenue, sales increased 8 percent on a 7 percent decrease in shipment volume from the three months ended March 31, 2024. The results excluding surcharge revenue reflect realized price increases and improving product mix during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Excluding surcharge revenue, sales in the Aerospace and Defense end-use market increased 18 percent compared to the three months ended March 31, 2024.

Geographically, sales in the United States increased 13 percent from the three months ended March 31, 2024, to $433.6 million. Excluding surcharge revenue, domestic sales increased 14 percent from the three months ended March 31, 2024, driven by stronger sales in the Aerospace and Defense end-use market. Sales outside the United States decreased 3 percent from the three months ended March 31, 2024, to $293.4 million for the three months ended March 31, 2025. Excluding surcharge revenue, sales outside the United States decreased 1 percent from the three months ended March 31, 2024, reflecting lower shipments in the Medical end-use market in the Asia Pacific region partially offset by the Energy end-use market in the European region compared to the three months ended March 31, 2024. A portion of our sales outside the United States are denominated in foreign currencies. The fluctuations in foreign currency exchange rates resulted in an $0.8 million decrease in net sales during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Net sales outside the United States represented 40 percent and 44 percent of net sales for the three months ended March 31, 2025 and 2024, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that disclosing net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by end-use markets:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Aerospace and Defense	$454.7	$391.1	$63.6	16%
Medical	85.0	99.6	(14.6)	(15)%
Energy	46.4	38.7	7.7	20%
Transportation	28.1	34.4	(6.3)	(18)%
Industrial and Consumer	90.5	97.6	(7.1)	(7)%
Distribution	22.3	23.5	(1.2)	(5)%
Total net sales	$727.0	$684.9	$42.1	6%

The following table includes comparative information for our net sales by the same end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Aerospace and Defense	$373.2	$315.1	$58.1	18%
Medical	72.4	84.2	(11.8)	(14)%
Energy	35.0	27.8	7.2	26%
Transportation	21.9	26.3	(4.4)	(17)%
Industrial and Consumer	72.4	77.1	(4.7)	(6)%
Distribution	22.1	23.3	(1.2)	(5)%
Total net sales excluding surcharge revenue	$597.0	$553.8	$43.2	8%

Aerospace and Defense end-use market sales increased 16 percent from the three months ended March 31, 2024, to $454.7 million. Excluding surcharge revenue, sales increased 18 percent from the three months ended March 31, 2024, on flat shipment volume. The results for the three months ended March 31, 2025, reflect realized price increases and balanced activity levels across the aerospace supply chain driven by the need to maintain and replace aging fleets, particularly in the engine, fastener and distribution sub-markets. The three months ended March 31, 2025, also reflect higher sales in the Defense end-use market for program specific applications.

Medical end-use market sales decreased 15 percent from the three months ended March 31, 2024, to $85.0 million. Excluding surcharge revenue, sales decreased 14 percent on 39 percent lower shipment volume from the three months ended March 31, 2024. For the three months ended March 31, 2025, results reflect lower shipments in the orthopedic and cardiology sub-markets partially offset by realized price increases compared to the three months ended March 31, 2024.

Energy end-use market sales of $46.4 million in the three months ended March 31, 2025, reflect a 20 percent increase from the three months ended March 31, 2024. Excluding surcharge revenue, sales increased 26 percent on a 1 percent increase in shipment volume from the three months ended March 31, 2024. The results reflect strong demand in the power generation sub-market driven by both new and refurbished industrial gas turbines partially offset by lower shipments in the oil and gas sub-market from decreasing oil rig counts compared to the three months ended March 31, 2024.

Transportation end-use market sales decreased 18 percent from the three months ended March 31, 2024, to $28.1 million. Excluding surcharge revenue, sales decreased 17 percent on a 5 percent decrease in shipment volume from the three months ended March 31, 2024. The results reflect lower shipments across light-duty vehicle and specialty transportation applications compared to the three months ended March 31, 2024.

Industrial and Consumer end-use market sales decreased 7 percent from the three months ended March 31, 2024, to $90.5 million. Excluding surcharge revenue, sales decreased 6 percent on 17 percent lower shipment volume from the three months ended March 31, 2024. The results reflect lower shipments for most applications in the Industrial and Consumer end-use market compared to the three months ended March 31, 2024.

Gross Profit

Our gross profit in the three months ended March 31, 2025, increased to $200.8 million, or 27.6 percent of net sales, as compared with $147.0 million, or 21.5 percent of net sales in the three months ended March 31, 2024. Excluding the impact of surcharge revenue, our adjusted gross margin in the three months ended March 31, 2025, was 33.6 percent as compared to 26.5 percent in the three months ended March 31, 2024. The increased gross profit for the three months ended March 31, 2025, reflects an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies.

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

	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales	$727.0	$684.9
Less: surcharge revenue	130.0	131.1
Net sales excluding surcharge revenue	$597.0	$553.8

Gross profit	$200.8	$147.0

Gross margin	27.6%	21.5%

Gross margin excluding surcharge revenue	33.6%	26.5%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended March 31, 2025, were $63.0 million or 8.7 percent of net sales (10.6 percent of net sales excluding surcharge) as compared with $57.0 million or 8.3 percent of net sales (10.3 percent of net sales excluding surcharge) in the three months ended March 31, 2024. The selling, general and administrative expenses for the three months ended March 31, 2025, reflect a charge for doubtful accounts and costs related to higher salary, benefit and variable compensation costs compared to the three months ended March 31, 2024.

Restructuring and Asset Impairment Charges

During the three months ended March 31, 2025 and 2024, there were no restructuring and asset impairment charges.

Goodwill Impairment Charge

During the three months ended March 31, 2025, there were no goodwill impairment charges recognized. During the three months ended March 31, 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite our efforts to mitigate the market challenges, results did not improve for the Latrobe Distribution reporting unit during the three months ended March 31, 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered. We determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the three months ended March 31, 2024, which represented the entire balance of goodwill for this reporting unit.

Operating Income

Our operating income in the three months ended March 31, 2025, was $137.8 million, or 19.0 percent of net sales, as compared with operating income of $75.9 million, or 11.1 percent of net sales, in the three months ended March 31, 2024. Excluding surcharge revenue, adjusted operating margin was 23.1 percent for the three months ended March 31, 2025. Excluding surcharge revenue and the noncash special item, adjusted operating margin was 16.3 percent for the three months ended March 31, 2024. The operating results for the three months ended March 31, 2025, reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the three months ended March 31, 2024, in which we recognized a noncash goodwill impairment charge of $14.1 million related to our Latrobe Distribution reporting unit.

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

	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales	$727.0	$684.9
Less: surcharge revenue	130.0	131.1
Net sales excluding surcharge revenue	$597.0	$553.8

Operating income	$137.8	$75.9
Special item:
Goodwill impairment	—	14.1
Adjusted operating income excluding special item	$137.8	$90.0

Operating margin	19.0%	11.1%

Adjusted operating margin excluding surcharge revenue and special item	23.1%	16.3%

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2025, was $12.0 million compared with $12.9 million in the three months ended March 31, 2024. Capitalized interest reduced interest expense by $0.7 million for the three months ended March 31, 2025, and $0.4 million for the three months ended March 31, 2024. The lower interest expense, net is due to no short-term borrowings under our Credit Facility in the three months ended March 31, 2025, compared to interest on borrowings in the three months ended March 31, 2024.

Other Expense, Net

Other expense, net for the three months ended March 31, 2025, was $3.8 million as compared with $52.9 million of other expense, net for the three months ended March 31, 2024. The three months ended March 31, 2025, reflect $3.9 million of expense from pension earnings, interest and deferrals. The three months ended March 31, 2024, included a noncash pension settlement charge of $51.9 million.

Income Taxes

Income tax expense was $26.6 million, or 21.8 percent of pre-tax income for the three months ended March 31, 2025, as compared with income tax expense of $3.8 million, or 37.6 percent of pre-tax income for the three months ended March 31, 2024.

Income tax expense for the three months ended March 31, 2025 includes discrete tax benefits of $3.2 million attributable to employee share-based compensation. Income tax expense for the three months ended March 31, 2024 included the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included were discrete tax benefits of $12.4 million associated with the pension settlement charge and $1.4 million as a result of changes in our prior year tax positions. Excluding the discrete tax impacts of the pension settlement charge, non-deductible goodwill impairment charge and changes in our prior year tax positions, the tax rate for the three months ended March 31, 2024 would have been 23.1 percent.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework. We determined the Pillar Two Framework does not have a significant impact on our financial position, results of operations or cash flows.

Business Segment Results

We have two reportable business segments: SAO and PEP. For more detailed segment information, see Note 16 of the Notes to Consolidated Financial Statements included in Item 1.

The following table includes comparative information for our volumes by business segment:

Pounds sold	Three Months Ended March 31,		Pounds (Decrease) Increase	% (Decrease) Increase
(in thousands)	2025	2024
Specialty Alloys Operations	44,584	50,846	(6,262)	(12)%
Performance Engineered Products *	2,584	2,618	(34)	(1)%
Intersegment	(672)	(3,256)	2,584	79%
Total pounds sold	46,496	50,208	(3,712)	(7)%

* Pounds sold data for the PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Three Months Ended March 31,		$ Increase	% Increase
($ in millions)	2025	2024
Specialty Alloys Operations	$642.9	$608.5	$34.4	6%
Performance Engineered Products	104.9	102.4	2.5	2%
Intersegment	(20.8)	(26.0)	5.2	20%
Total net sales	$727.0	$684.9	$42.1	6%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Three Months Ended March 31,		$ Increase	% Increase
($ in millions)	2025	2024
Specialty Alloys Operations	$519.4	$483.0	$36.4	8%
Performance Engineered Products	96.8	94.6	2.2	2%
Intersegment	(19.2)	(23.8)	4.6	19%
Total net sales excluding surcharge revenue	$597.0	$553.8	$43.2	8%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales	$642.9	$608.5
Less: surcharge revenue	123.5	125.5
Net sales excluding surcharge revenue	$519.4	$483.0

Operating income	$151.4	$103.5

Operating margin	23.5%	17.0%

Adjusted operating margin excluding surcharge revenue	29.1%	21.4%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales	$104.9	$102.4
Less: surcharge revenue	8.1	7.8
Net sales excluding surcharge revenue	$96.8	$94.6

Operating income	$10.9	$9.2

Operating margin	10.4%	9.0%

Adjusted operating margin excluding surcharge revenue	11.3%	9.7%

Specialty Alloys Operations Segment

Net sales for the three months ended March 31, 2025, for the SAO segment increased 6 percent to $642.9 million, as compared with $608.5 million in the three months ended March 31, 2024. Excluding surcharge revenue, net sales for the three months ended March 31, 2025 increased 8 percent on 12 percent lower shipment volume compared to the three months ended March 31, 2024. The higher sales excluding surcharge revenue in the SAO segment reflect double-digit percentage growth in the Aerospace and Defense and Energy end-use markets driven by productivity gains, stronger product mix and pricing actions compared to the three months ended March 31, 2024.

Operating income for the SAO segment was $151.4 million or 23.5 percent of net sales (29.1 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2025, as compared with operating income of $103.5 million or 17.0 percent of net sales (21.4 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2024. This marks the thirteenth consecutive quarter with increasing adjusted operating margins in SAO. The operating income for the three months ended March 31, 2025 reflects stronger product mix and improved operational efficiencies compared to the three months ended March 31, 2024.

Performance Engineered Products Segment

Net sales for the three months ended March 31, 2025, for the PEP segment increased 2 percent to $104.9 million, as compared with $102.4 million in the three months ended March 31, 2024. Excluding surcharge revenue, net sales for the three months ended March 31, 2025, increased 2 percent on 1 percent lower shipment volume compared to the three months ended March 31, 2024. The current quarter results reflect stronger demand in the Medical and Energy end-use markets partially offset by lower sales in the Industrial and Consumer end-use market.

Operating income for the PEP segment was $10.9 million or 10.4 percent of net sales (11.3 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2025, compared with operating income of $9.2 million or 9.0 percent of net sales (9.7 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2024. The improved results for the three months ended March 31, 2025 reflect improved operational efficiencies compared to the three months ended March 31, 2024.

Results of Operations — Nine Months Ended March 31, 2025 vs. Nine Months Ended March 31, 2024

For the nine months ended March 31, 2025, we reported net income of $264.3 million, or $5.21 earnings per diluted share. Excluding the special item, as identified below, adjusted earnings per diluted share was $5.27 for the nine months ended March 31, 2025. This compares with net income for the nine months ended March 31, 2024 of $92.9 million, or $1.85 earnings per diluted share. Excluding the special items, as identified below, adjusted earnings per diluted share was $2.92 for the nine months ended March 31, 2024. The results for the nine months ended March 31, 2025 reflect stronger product mix, pricing actions and improved operational efficiencies compared to the nine months ended March 31, 2024. The nine months ended March 31, 2025, include restructuring and asset impairment charges of $3.6 million. During the nine months ended March 31, 2024, we recorded a noncash goodwill impairment charge of $14.1 million related to our Latrobe Distribution reporting unit. The fiscal year 2024 results also included a noncash pension settlement charge of $51.9 million.

Net Sales

Net sales for the nine months ended March 31, 2025, were $2,121.5 million, an 8 percent increase over the nine months ended March 31, 2024. Excluding surcharge revenue, sales increased 12 percent on 4 percent lower shipment volume from the nine months ended March 31, 2024. The results reflect the impact of price increases and stronger product demand for materials used in the end-use markets of Aerospace and Defense and Energy compared to the nine months ended March 31, 2024.

Geographically, sales in the United States increased 11 percent from the nine months ended March 31, 2024, to $1,273.9 million. Excluding surcharge revenue, domestic sales increased 15 percent from the nine months ended March 31, 2024, driven by stronger demand in the Aerospace and Defense end-use market. Sales outside the United States increased 5 percent from the nine months ended March 31, 2024, to $847.6 million for the nine months ended March 31, 2025. Excluding surcharge revenue, international sales increased 9 percent from the nine months ended March 31, 2024, driven by stronger demand in the Aerospace and Defense end-use market in the European region and Mexico and the Energy end-use market in the European and Asia Pacific regions compared to the nine months ended March 31, 2024. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.0 million decrease in sales during the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. Net sales outside the United States represented 40 percent and 41 percent of net sales for the nine months ended March 31, 2025 and 2024, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by end-use markets:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Aerospace and Defense	$1,305.6	$1,064.7	$240.9	23%
Medical	258.1	267.2	(9.1)	(3)%
Energy	142.3	135.4	6.9	5%
Transportation	85.0	113.7	(28.7)	(25)%
Industrial and Consumer	266.9	307.0	(40.1)	(13)%
Distribution	63.6	73.1	(9.5)	(13)%
Total net sales	$2,121.5	$1,961.1	$160.4	8%

The following table includes comparative information for our net sales by the same end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Aerospace and Defense	$1,056.8	$823.0	$233.8	28%
Medical	219.3	223.7	(4.4)	(2)%
Energy	106.6	93.8	12.8	14%
Transportation	64.4	82.2	(17.8)	(22)%
Industrial and Consumer	212.2	236.7	(24.5)	(10)%
Distribution	63.1	72.5	(9.4)	(13)%
Total net sales excluding surcharge revenue	$1,722.4	$1,531.9	$190.5	12%

Aerospace and Defense end-use market sales increased 23 percent from the nine months ended March 31, 2024, to $1,305.6 million. Excluding surcharge revenue, sales increased 28 percent from the nine months ended March 31, 2024, on 11 percent higher shipment volume. The results for the nine months ended March 31, 2025 reflect double-digit increases in the Aerospace engine and fastener sub-markets driven by the need to maintain and replace aging fleets compared to the nine months ended March 31, 2024. The nine months ended March 31, 2025, also reflect higher sales in the Defense end-use market for program specific applications.

Medical end-use market sales decreased 3 percent from the nine months ended March 31, 2024, to $258.1 million. Excluding surcharge revenue, sales decreased 2 percent on 29 percent lower shipment volume from the nine months ended March 31, 2024. The results for the nine months ended March 31, 2025, reflect lower shipments as a result of the medical supply chain managing inventory levels closely, partially offset by realized price increases particularly in the orthopedic and dental sub-markets compared to the nine months ended March 31, 2024.

Energy end-use market sales of $142.3 million reflect a 5 percent increase from the nine months ended March 31, 2024. Excluding surcharge revenue, sales increased 14 percent on 2 percent higher shipment volume from the nine months ended March 31, 2024. The results reflect higher demand in the power generation sub-market for both new and refurbished industrial gas turbines partially offset by decreased rig counts and decreased shipments for material used in the oil and gas sub-market compared to the nine months ended March 31, 2024.

Transportation end-use market sales decreased 25 percent from the nine months ended March 31, 2024, to $85.0 million. Excluding surcharge revenue, sales decreased 22 percent on 17 percent lower shipment volume from the nine months ended March 31, 2024. The results for the nine months ended March 31, 2025, reflect lower shipments across all sub-markets driven by supply chain disruptions compared to the nine months ended March 31, 2024.

Industrial and Consumer end-use market sales decreased 13 percent from the nine months ended March 31, 2024, to $266.9 million. Excluding surcharge revenue, sales decreased 10 percent on 21 percent lower shipment volume from the nine months ended March 31, 2024. The results reflect lower demand in both Industrial and Consumer applications partially offset by realized price increases compared to the nine months ended March 31, 2024.

Gross Profit

Our gross profit in the nine months ended March 31, 2025, increased $160.9 million to $554.6 million, or 26.1 percent of net sales, as compared with $393.7 million, or 20.1 percent of net sales in the nine months ended March 31, 2024. Excluding the impact of surcharge revenue, our gross margin in the nine months ended March 31, 2025, was 32.2 percent as compared to 25.7 percent in the nine months ended March 31, 2024. The increased gross profit for the nine months ended March 31, 2025, reflects an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the nine months ended March 31, 2024.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2025	2024
Net sales	$2,121.5	$1,961.1
Less: surcharge revenue	399.1	429.2
Net sales excluding surcharge revenue	$1,722.4	$1,531.9

Gross profit	$554.6	$393.7

Gross margin	26.1%	20.1%

Gross margin excluding surcharge revenue	32.2%	25.7%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $180.6 million were 8.5 percent of net sales (10.5 percent of net sales excluding surcharge) for the nine months ended March 31, 2025, as compared with $164.8 million or 8.4 percent of net sales (10.8 percent of net sales excluding surcharge) in the nine months ended March 31, 2024. The selling, general and administrative expenses for the nine months ended March 31, 2025 reflect higher salary, benefit and variable compensation costs compared to the nine months ended March 31, 2024.

Restructuring and Asset Impairment Charges

During the nine months ended March 31, 2025, restructuring and asset impairment charges were $3.6 million, compared to no restructuring and asset impairment charges in the nine months ended March 31, 2024. The additional restructuring charges were a result of actions taken to streamline operations in our Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024.

Goodwill Impairment Charge

During the nine months ended March 31, 2025, there were no goodwill impairment charges recognized. During the nine months ended March 31, 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite our efforts to mitigate the market challenges, results did not improve for the Latrobe Distribution reporting unit during the nine months ended March 31, 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered. We determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the nine months ended March 31, 2024, which represented the entire balance of goodwill for this reporting unit.

Operating Income

Our operating income in the nine months ended March 31, 2025, was $370.4 million, or 17.5 percent of net sales, as compared with operating income of $214.8 million, or 11.0 percent of net sales in the nine months ended March 31, 2024. Excluding surcharge revenue and the special items identified below, operating margin was 21.7 percent for the nine months ended March 31, 2025, and 14.9 percent for the nine months ended March 31, 2024. The operating results for the nine months ended March 31, 2025, reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the nine months ended March 31, 2024. The nine months ended March 31, 2025 include restructuring and asset impairment charges of $3.6 million. The results for the nine months ended March 31, 2024, reflect a noncash goodwill impairment charge of $14.1 million recognized for our Latrobe Distribution reporting unit.

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

	Nine Months Ended March 31,
($ in millions)	2025	2024
Net sales	$2,121.5	$1,961.1
Less: surcharge revenue	399.1	429.2
Net sales excluding surcharge revenue	$1,722.4	$1,531.9

Operating income	$370.4	$214.8

Special items:
Restructuring and asset impairment charges	3.6	—
Goodwill impairment	—	14.1
Adjusted operating income excluding special items	$374.0	$228.9

Operating margin	17.5%	11.0%

Operating margin excluding surcharge revenue and special items	21.7%	14.9%

Interest Expense, Net

Interest expense, net for the nine months ended March 31, 2025, was $36.6 million compared with $38.6 million in the nine months ended March 31, 2024. Capitalized interest reduced interest expense by $1.6 million for the nine months ended March 31, 2025, and $1.2 million for the nine months ended March 31, 2024. The lower interest expense, net is due to no short-term borrowings under our Credit Facility during the nine months ended March 31, 2025, compared to interest on borrowings during the nine months ended March 31, 2024.

Other Expense, Net

Other expense, net was $5.6 million for the nine months ended March 31, 2025, compared to other expense, net of $58.5 million in the nine months ended March 31, 2024. The nine months ended March 31, 2025, reflect interest income of $5.5 million compared to $0.4 million in the nine months ended March 31, 2024. The nine months ended March 31, 2025, includes $11.6 million of expense from pension earnings, interest and deferrals compared to $10.6 million in the nine months ended March 31, 2024, driven by lower than expected returns on plan assets. The nine months ended March 31, 2024 included a noncash pension settlement charge of $51.9 million.

Income Taxes

Income tax expense for the nine months ended March 31, 2025 was $63.9 million, or 19.5 percent of pre-tax income as compared with income tax expense of $24.8 million, or 21.1 percent of pre-tax income for the nine months ended March 31, 2024.

Income tax expense for the nine months ended March 31, 2025, includes discrete tax benefits of $13.0 million attributable to employee share-based compensation. Income tax expense for the nine months ended March 31, 2024 included the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Also included were discrete tax benefits of $12.4 million associated with the pension settlement charge, $1.4 million as a result of changes in our prior year tax positions and $4.7 million attributable to employee share-based compensation.

On October 8, 2021, the OECD released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework. We determined the Pillar Two Framework does not have a significant impact on our financial position, results of operations or cash flows.

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for our volumes by business segment:

Pounds sold	Nine Months Ended March 31,		Pounds (Decrease) Increase	% (Decrease) Increase
(in thousands)	2025	2024
Specialty Alloys Operations	139,400	150,952	(11,552)	(8)%
Performance Engineered Products *	7,424	7,238	186	3%
Intersegment	(2,590)	(8,672)	6,082	70%
Total pounds sold	144,234	149,518	(5,284)	(4)%

* Pounds sold data for the PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Specialty Alloys Operations	$1,889.5	$1,728.0	$161.5	9%
Performance Engineered Products	300.8	299.9	0.9	—%
Intersegment	(68.8)	(66.8)	(2.0)	(3)%
Total net sales	$2,121.5	$1,961.1	$160.4	8%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Specialty Alloys Operations	$1,509.9	$1,316.5	$193.4	15%
Performance Engineered Products	275.3	275.6	(0.3)	—%
Intersegment	(62.8)	(60.2)	(2.6)	(4)%
Total net sales excluding surcharge revenue	$1,722.4	$1,531.9	$190.5	12%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Nine Months Ended March 31,
($ in millions)	2025	2024
Net sales	$1,889.5	$1,728.0
Less: surcharge revenue	379.6	411.5
Net sales excluding surcharge revenue	$1,509.9	$1,316.5

Operating income	$421.5	$267.6

Operating margin	22.3%	15.5%

Adjusted operating margin excluding surcharge revenue	27.9%	20.3%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Nine Months Ended March 31,
($ in millions)	2025	2024
Net sales	$300.8	$299.9
Less: surcharge revenue	25.5	24.3
Net sales excluding surcharge revenue	$275.3	$275.6

Operating income	$25.3	$25.4

Operating margin	8.4%	8.5%

Adjusted operating margin excluding surcharge revenue	9.2%	9.2%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2025 for the SAO segment increased 9 percent to $1,889.5 million, as compared with $1,728.0 million in the nine months ended March 31, 2024. Excluding surcharge revenue, net sales increased 15 percent on 8 percent lower shipment volume from the nine months ended March 31, 2024. The SAO segment results reflect realized price increases, improving product mix as well as higher demand in the end-use markets of Aerospace and Defense and Energy compared to the nine months ended March 31, 2024. In particular, sales excluding surcharge increased 30 percent for the Aerospace and Defense end-use market in the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024.

Operating income for the SAO segment was $421.5 million or 22.3 percent of net sales (27.9 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2025, as compared with operating income of $267.6 million or 15.5 percent of net sales (20.3 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2024. The operating income for the nine months ended March 31, 2025 reflects stronger product mix and operational efficiency gains compared to the nine months ended March 31, 2024.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2025 for the PEP segment were $300.8 million, as compared with $299.9 million in the nine months ended March 31, 2024. Excluding surcharge revenue, net sales were flat as compared to the nine months ended March 31, 2024. The results for the nine months ended March 31, 2025 reflect realized price increases in the Medical end-use market offset by lower sales in the other end-use markets compared to the nine months ended March 31, 2024.

Operating income for the PEP segment was $25.3 million or 8.4 percent of net sales (9.2 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2025, compared with operating income of $25.4 million or 8.5 percent of net sales (9.2 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2024. The results for the nine months ended March 31, 2025 were flat compared to the nine months ended March 31, 2024.

Liquidity and Financial Resources

During the nine months ended March 31, 2025, we generated cash from operating activities of $182.3 million as compared to $105.4 million in the nine months ended March 31, 2024. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was positive $86.1 million in the nine months ended March 31, 2025, as compared to positive $36.6 million for the nine months ended March 31, 2024. The improvement in cash from operating activities and adjusted free cash flow for the nine months ended March 31, 2025, resulted from higher earnings after noncash adjustments to net income partially offset by cash used for inventory build, higher pension contributions and higher capital expenditures compared to the nine months ended March 31, 2024. Cash used to build inventory was $93.3 million in the nine months ended March 31, 2025, compared to $155.6 million in the nine months ended March 31, 2024. During the nine months ended March 31, 2025, cash flow was negatively impacted by $39.4 million of higher accounts receivable compared to $9.3 million of cash generated from accounts receivable in the nine months ended March 31, 2024.

Capital expenditures for property, plant, equipment and software were $96.3 million for the nine months ended March 31, 2025, as compared to $68.9 million for the nine months ended March 31, 2024. In fiscal year 2025, we expect capital expenditures to be approximately $155.0 million including expenditures on the recently announced brownfield expansion.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for the nine months ended March 31, 2025, were $30.2 million as compared to $29.9 million in the nine months ended March 31, 2024. In the nine months ended March 31, 2025 and 2024 we declared and paid quarterly dividends of $0.20 per share. Additionally, we will discretionarily use excess cash for a share repurchase program up to $400.0 million of our outstanding common stock. The primary use of this program will be to offset dilution. During the nine months ended March 31, 2025, we repurchased 475,000 shares of our common stock on the open market for an aggregate of $77.8 million. As of March 31, 2025, $322.2 million remains available for future purchases. There were no share repurchases in fiscal year 2024.

During the nine months ended March 31, 2025, we made pension contributions of $58.5 million to our qualified defined benefit pension plans. We currently expect to make required contributions of $6.0 million to our qualified defined benefit pension plans during the remainder of fiscal year 2025.

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

As of March 31, 2025, the borrowing rate for the Credit Facility was 6.17%, however, we had no short-term borrowings. As of March 31, 2025, we had $1.1 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $348.9 million, remains available to us.

We believe that our total liquidity of $500.4 million as of March 31, 2025, which includes total cash and cash equivalents of $151.5 million and available borrowing capacity of $348.9 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of March 31, 2025, we had cash and cash equivalents of $29.5 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the nine months ended March 31, 2025, we repatriated cash of $3.5 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of March 31, 2025, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of March 31, 2025:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	13.58 to 1.00
Consolidated net leverage ratio	4.00 to 1.00 (maximum)	0.89 to 1.00

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

Adjusted Earnings Per Share

The following provides a reconciliation of adjusted earnings per share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended March 31, 2025, as reported	$122.0	$(26.6)	$95.4	$1.88
Special item:
None reported	—	—	—	—

Three Months Ended March 31, 2025, as adjusted	$122.0	$(26.6)	$95.4	$1.88

* Impact per diluted share calculated using weighted average common shares outstanding of 50.7 million for the three months ended March 31, 2025.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended March 31, 2024, as reported	$10.1	$(3.8)	$6.3	$0.12
Special items:
Goodwill impairment	14.1	—	14.1	0.28
Pension settlement charge	51.9	(12.4)	39.5	0.79

Three Months Ended March 31, 2024, as adjusted	$76.1	$(16.2)	$59.9	$1.19

* Impact per diluted share calculated using weighted average common shares outstanding of 50.3 million for the three months ended March 31, 2024.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Nine Months Ended March 31, 2025, as reported	$328.2	$(63.9)	$264.3	$5.21
Special item:
Restructuring and asset impairment charges	3.6	(0.9)	2.7	0.06

Nine Months Ended March 31, 2025, as adjusted	$331.8	$(64.8)	$267.0	$5.27

* Impact per diluted share calculated using weighted average common shares outstanding of 50.7 million for the nine months ended March 31, 2025.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Nine Months Ended March 31, 2024, as reported	$117.7	$(24.8)	$92.9	$1.85
Special items:
Goodwill impairment	14.1	—	14.1	0.28
Pension settlement charge	51.9	(12.4)	39.5	0.79

Nine Months Ended March 31, 2024, as adjusted	$183.7	$(37.2)	$146.5	$2.92

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

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. The following provides a reconciliation of adjusted free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measure:

	Nine Months Ended March 31,
($ in millions)	2025	2024
Net cash provided from operating activities	$182.3	$105.4
Purchases of property, plant, equipment and software	(96.3)	(68.9)
Proceeds from disposals of property, plant and equipment	0.1	0.1
Adjusted free cash flow	$86.1	$36.6

Management believes that the presentation of adjusted free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management's current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments. Additionally, we will discretionarily use excess cash to fund share repurchases of our outstanding common stock. Adjusted free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2025, we increased the liability for environmental remediation costs by $0.2 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2025 and June 30, 2024 were $17.5 million and $17.3 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

As of March 31, 2025, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of March 31, 2025, was $195.5 million and represents 86 percent of total goodwill. The remaining goodwill recorded as of March 31, 2025, of $31.8 million is associated with the Dynamet reporting unit in the PEP segment. The fair value for both reporting units is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the fiscal year ended June 30, 2024, Form 10-Q for the fiscal quarters ended September 30, 2024, and December 31, 2024, and the exhibits attached to such filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, energy, transportation, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange and interest rates; (6) the effect of government trade actions, including tariffs; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cyber attacks and information technology or data security breaches; (17) the ability of suppliers to meet obligations due to supply chain disruptions or otherwise; (18) the ability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; (20) geopolitical, economic, and regulatory risks relating to our global business, including geopolitical and diplomatic tensions, instabilities and conflicts, such as the war in Ukraine, the war between Israel and HAMAS, the war between Israel and Hezbollah, Houthi attacks on commercial shipping vessels and other naval vessels as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (21) challenges affecting the commercial aviation industry or key participants including, but not limited to production and other challenges at The Boeing Company; and (22) the consequences of the announcement, maintenance or use of Carpenter Technology’s share repurchase program. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 13 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2025, we had approximately $1.6 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2025 is provided in Note 13 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on March 31, 2025, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of March 31, 2025. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of March 31, 2025 were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2024, the Company's Board of Directors authorized a share repurchase program of up to $400.0 million of the Company's outstanding common stock. There is no stated expiration for the share repurchase program. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of March 31, 2025, $322.2 million of the $400.0 million remained available for future purchases. During the quarter ended March 31, 2025, the Company purchased 200,000 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1-31, 2025	—	$—	—	$359.7
February 1-28, 2025	—	—	—	359.7
March 1-31, 2025	200,000	187.32	200,000	322.2
Quarter ended March 31, 2025	200,000	$187.32	200,000	$322.2

In addition to the share repurchase program, for the quarter ended March 31, 2025, 1,173 shares, at an average purchase price of $193.50, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock as well as the cost obligations of stock options exercised. We do not consider this a share buyback program.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: April 24, 2025	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)