Form 10-K
period 2025-06-30
CARPENTER TECHNOLOGY CORP
filed 2025-08-12
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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
Yes ☐  No ☒

The aggregate market value of the registrant's voting common stock held by non-affiliates at December 31, 2024, was $8,464,305,427, based on the closing price per share of the registrant's common stock on that date of $169.71 as reported on the New York Stock Exchange.

As of August 8, 2025, 49,850,095 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company's fiscal year 2025 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

We have long-term relationships with major suppliers who provide availability of material at competitive prices. Purchase prices of certain raw materials have historically been volatile, including the impact of tariffs. We use pricing surcharges, indexing mechanisms, base price adjustments and raw material forward contracts to reduce the impact on our business of changing prices for the most significant of these materials. There can be delays between the time of the increase in the price of raw materials and the realization of the benefits of such mechanisms or actions that could have a short-term impact on our results and could affect the comparability of our results from period to period.

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

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations. No single customer accounted for 10 percent or more of total net sales for the years ended June 30, 2025, June 30, 2024 and June 30, 2023. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2025 or June 30, 2024. See Note 20 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" for additional information.

(6)                Competition:

We are leaders in specialty materials for critical applications with over 135 years of metallurgical and manufacturing expertise. Our business is highly competitive. We manufacture and supply materials to a variety of end-use market sectors and compete with various companies depending on the end-use market, product or geography. A significant portion of the products we produce are highly engineered materials for demanding applications. There are less than ten companies producing one or more similar products that we consider our major competitors for our high-value products used in demanding applications. Many of our products are generally required to meet complex customer product specifications and often require the materials to be qualified prior to supplying the customer. Our experience, technical capabilities, product offerings and research and development efforts represent barriers to existing and potential competitors.

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

(7)                Research, Product and Process Development:

Our expenditures for Company-sponsored research and development were $26.1 million, $25.6 million and $24.4 million in fiscal years 2025, 2024 and 2023, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.

(8)                Environmental Regulations:

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

Our costs of maintaining and operating environmental control equipment were $18.0 million, $17.4 million and $15.7 million for fiscal years 2025, 2024 and 2023, respectively. The capital expenditures for environmental control equipment were $1.1 million, $0.7 million and $0.3 million for fiscal years 2025, 2024 and 2023, respectively. We anticipate spending approximately $0.8 million on environmental capital projects over the next five fiscal years. This includes approximately $0.4 million in fiscal year 2026. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

(9)                Human Capital Resources:

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

Governance: Our policy is to comply with the letter and spirit of all laws that govern our operations and to adhere to the highest standards of business ethics. Our "Code of Conduct" includes general legal and ethical guidelines. The guidelines apply to all employees and majority-owned affiliates, including subsidiaries, both in the United States and other countries.

As of June 30, 2025, our total workforce consisted of approximately 4,500 employees. This included 179 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2025. Negotiations with union representatives are currently in process. This also included 461 production employees in Latrobe, Pennsylvania, who are covered under a collective bargaining agreement which expires on July 31, 2027. We believe our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $1,177.2 million, $1,136.7 million and $994.1 million in fiscal years 2025, 2024 and 2023, respectively. Long-lived assets held outside of the United States were $5.0 million and $5.2 million as of June 30, 2025 and 2024, respectively. For further information on domestic and international sales, see Note 4 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2025. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter's website at https://www.carpentertechnology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and other information regarding issuers that file electronically. Such information can be accessed through the Internet at https://www.sec.gov.

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

A significant portion of our sales represents products sold to customers in the commercial aerospace, defense and energy markets. The cyclicality of those markets can adversely affect our current business and our expansion objectives.

The commercial aerospace and defense markets are historically cyclical due to both external and internal market factors. These factors include general economic conditions, airline profitability, consumer demand for air travel, varying fuel and labor costs, price competition and international and domestic political conditions such as military conflict and the threat of terrorism. The length and degree of cyclical fluctuation can be influenced by any one or combination of these factors and therefore are difficult to predict with certainty. A downturn in the commercial aerospace or defense industry would adversely affect the demand for our products and/or the prices at which we are able to sell our products; our results of operations and financial condition could be materially adversely affected.

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

As of June 30, 2025, there were 179 production employees at our Dynamet business unit located in Washington, Pennsylvania are covered by a collective bargaining agreement which expires on August 31, 2025. Negotiations with union representatives are currently in process. As of June 30, 2025, there were 461 production employees at our Latrobe business unit located in Latrobe, Pennsylvania are covered by a collective bargaining agreement which expires on July 31, 2027. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

From time to time, management holds discussions with management of other companies to explore such aforementioned opportunities. As a result, the relative makeup of the businesses comprising our Company is subject to change. Acquisitions, joint ventures and other business combinations involve various inherent risks. Such risks include difficulties in integrating the operations, technologies, products and personnel of the acquired companies, diversion of management's attention from existing operations, difficulties in entering markets in which we have limited or no direct prior experience, dependence on unfamiliar supply chains, insufficient revenue to offset increased expenses associated with acquisitions, loss of key employees of the acquired companies, inaccurate assessment of undisclosed liabilities, difficulties in realizing projected efficiencies, synergies and cost savings, and increases in our debt or limitation on our ability to access additional capital when needed.

Regulations related to conflict minerals could adversely impact our business.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of the Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company timely filed its latest annual conflict minerals report required by the rules on May 19, 2025. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

Our business may be impacted by external factors that we may not be able to control.

War (such as the current war in Ukraine, the war between Israel and HAMAS, the war between Israel and Hezbollah and the Houthi attacks on commercial shipping vessels and other naval vessels), civil conflict, terrorism, other geopolitical and diplomatic tensions, natural disasters, climate change and public health issues including domestic or international pandemics, other outbreaks of contagious diseases and other adverse public health developments have caused or could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, affect the availability of credit facilities to us, our customers or other members of the supply chain necessary to transact business, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

The cost of our inventories is primarily determined using the Last-In, First-Out ("LIFO") method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out ("FIFO") value. As of June 30, 2025, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $344.5 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

Additionally, Carpenter Technology leverages third party security firms in various capacities to assist with various aspects of Carpenter Technology’s cybersecurity program, including risk assessments, vulnerability scans and penetration testing. Carpenter Technology uses a variety of processes to address cybersecurity threats related to the use of third party technology and services, such as reviewing independent assessments of the third party’s cyber/information security controls, such as Systems and Organization Controls 2 audits or other standards-based assessments, where appropriate. As part of Carpenter Technology’s process to continuously improve its cyber and information security programs, Carpenter Technology also engages third party subject matter experts to assess and evaluate the effectiveness of various aspects of such programs.

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

Management’s Role in Cybersecurity Risk Management

We have a dedicated Chief Information Security Officer ("CISO") with overall responsibility for the cybersecurity program, including threat detection and response, vulnerability management, governance, risk and compliance, security strategy and architecture, security engineering and operations, product and operational technology security. The current CISO has 15+ years of experience in the cybersecurity field and has broad expertise in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training and incident response. The CISO’s credentials include a Master of Science Degree in Information Security Management from SANS Technology Institute and a CISO Certificate from Carnegie Mellon University. The CISO holds multiple certifications including CISSP, GCIH, GCIA and PMP.

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

We also own or lease manufacturing facilities, distribution centers, service centers and sales offices in a number of foreign countries, including Belgium, Canada, China, Mexico, Singapore, Sweden and Taiwan.

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

			Assumed Present Position
Name	Age	Position
Tony R. Thene	64	President and Chief Executive Officer	July 2015

Timothy Lain	53	Senior Vice President and Chief Financial Officer	August 2020

Brian J. Malloy	58	Senior Vice President and Chief Operating Officer	December 2023

James D. Dee	68	Senior Vice President, General Counsel and Secretary	August 2020

Marshall D. Akins	42	Vice President - Chief Commercial Officer	February 2022

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "CRS." The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2025		Fiscal Year 2024
Period Ended:	High	Low	High	Low
September 30,	$166.51	$103.37	$71.19	$51.94

December 31,	$198.24	$144.76	$74.06	$60.38

March 31,	$213.66	$165.14	$71.65	$58.87

June 30,	$279.51	$138.61	$112.75	$70.19

Annual June 30,	$279.51	$103.37	$112.75	$51.94

The range of our common stock price on the NYSE from July 1, 2025, to August 8, 2025, was $238.49 to $290.84. The closing price of the common stock was $248.74 on August 8, 2025.

We have paid quarterly cash dividends on our common stock since 1906. We paid a quarterly dividend of $0.20 per share of common stock during each quarter of fiscal years 2025 and 2024, respectively.

As of August 8, 2025, there were 1,389 common stockholders of record.

In July 2024, the Company's Board of Directors authorized a share repurchase program of up to $400.0 million of the Company's outstanding common stock. There is no stated expiration for the share repurchase program. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of June 30, 2025, $298.1 million of the $400.0 million remained available for future purchases. During the quarter ended June 30, 2025, the Company purchased 100,000 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended June 30, 2025:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2025	—	$—	—	$322.2
May 1-31, 2025	50,000	233.11	50,000	310.5
June 1-30, 2025	50,000	248.32	50,000	298.1
Quarter ended June 30, 2025	100,000	$240.72	100,000	$298.1

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group (as defined below) for fiscal year ended June 30, 2025, and prior four fiscal years. The cumulative total return assumes an investment of $100.00 on June 30, 2020, and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell Small Cap Completeness Growth Index - Basic Materials ("Russell Index"), formerly named Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for our Peer Group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carpenter Technology Corporation, the S&P Midcap 400 Index, and the Russell Index

$1,500.0
$1,400.0
$1,300.0
$1,200.0
$1,100.0
$1,000.0
$900.0
$800.0
$700.0
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$0.0
2020
2021
2022
2023
2024
2025
Carpenter Technology Corporation
S&P 400 Mid-cap
Russell Index

* $100.00 invested on June 30, 2020, in stock or index, including reinvestment of dividends. Fiscal years ending June 30.
Data sourced from Nasdaq
Copyright © 2025 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2025 Russell Investments

	2020	2021	2022	2023	2024	2025
Carpenter Technology Corporation	$100.00	$171.00	$121.60	$249.30	$492.70	$1,248.60
S&P Midcap 400	$100.00	$153.20	$130.80	$153.80	$174.70	$187.90
Russell Index	$100.00	$138.40	$109.90	$123.30	$126.40	$139.40

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2025, employees surrendered 6,668 shares to the Company, at an average purchase price of $230.62, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 6.

Reserved.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and General

Our discussions below in this Item 7 should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

We are a producer and distributor of premium specialty alloys, including titanium alloys, powder metals, stainless steels, alloy steels and tool steels. We are a recognized leader in high-performance specialty alloy materials and process solutions for critical applications in the aerospace and defense, medical, energy, transportation and industrial and consumer markets. Founded in 1889, we have evolved to become a pioneer in premium specialty alloys, including nickel, cobalt, and titanium and material process capabilities that solve our customers' current and future material challenges. We primarily process basic raw materials such as nickel, cobalt, titanium, manganese, chromium, molybdenum, iron scrap and other metal alloying elements through various melting, hot forming and cold working facilities to produce finished products in the form of billet, bar, rod, wire and narrow strip in many sizes and finishes. We also produce certain metal powders and parts. Our sales are distributed directly from our production plants and distribution network as well as through independent distributors. Unlike many other specialty steel producers, we operate our own worldwide network of service and distribution centers. These service centers, located in the United States, Canada, Mexico, Europe and Asia allow us to work more closely with customers and to offer various just-in-time stocking programs.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2025	2024	2023
Net sales	$2,877.1	$2,759.7	$2,550.3

Net sales excluding surcharge revenue (1)	$2,346.1	$2,167.7	$1,848.0

Operating income	$521.8	$323.1	$133.1

Adjusted operating income (1)	$525.4	$354.1	$133.1

Net income	$376.0	$186.5	$56.4

Diluted earnings per share	$7.42	$3.70	$1.14

Adjusted diluted earnings per share (1)	$7.48	$4.74	$1.14

Purchases of property, plant, equipment and software	$154.3	$96.6	$82.3

Adjusted free cash flow (1)	$287.5	$179.0	$(67.6)

Pounds sold (in thousands) (2)	192,980	206,302	214,122

(1)  See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

(2)  Pounds sold data includes Specialty Alloys Operations segment and Dynamet and Additive businesses from the Performance Engineered Products segment.

Our sales are across diverse end-use markets. The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2025		2024		2023
($ in millions)	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Aerospace and Defense	$1,768.6	62%	$1,538.8	56%	$1,290.7	51%
Medical	351.2	12%	375.6	14%	301.6	12%
Energy	200.3	7%	185.8	7%	163.3	6%
Transportation	113.3	4%	149.1	5%	185.0	7%
Industrial and Consumer	359.5	12%	415.3	15%	487.2	19%
Distribution	84.2	3%	95.1	3%	122.5	5%
Total net sales	$2,877.1	100%	$2,759.7	100%	$2,550.3	100%

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
The volatility of the costs of raw materials has impacted our operations over the past several years. We, and others in our industry, generally have been able to pass cost increases on major raw materials through to our customers using surcharges that are structured to recover increases in raw material costs including the impact of tariffs. Generally, the formula used to calculate a surcharge is based on published prices of the respective raw materials for the previous month which correlates to the prices we pay for our raw material purchases. However, a portion of our surcharges to customers may be calculated using a different surcharge formula or may be based on the raw material prices at the time of order, which creates a lag between surcharge revenue and corresponding raw material costs recognized in cost of sales. The surcharge mechanism protects our net income on such sales except for the lag effect discussed above. However, surcharges have had a dilutive effect on our gross margin and operating margin percentages as described later in this report.

Approximately 40 percent of our net sales are sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings (loss) when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenue. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) ("AOCI") together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer long-term arrangements.

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

During the fiscal year ended June 30, 2024, we executed a buy-out annuity transaction for our largest defined benefit plan. We determined that the annuity settlement and lump-sum payments exceeded the threshold of service cost and interest cost components and therefore settlement accounting was required. We recorded a noncash settlement charge of $51.9 million in the year ended June 30, 2024, within other expense, net.

The following is a summary of the net pension expense for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
($ in millions)	2025	2024	2023
Pension plans	$26.3	$78.0	$20.6
Other postretirement plans	(1.5)	(2.0)	(0.7)
Net pension expense	$24.8	$76.0	$19.9

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

Net periodic expense is recorded in accounts that are included in both the cost of sales and selling, general and administrative expenses based on the function of the associated employees and in other expense, net. The following is a summary of the classification of net pension expense for the years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
($ in millions)	2025	2024	2023
Service cost included in Cost of sales	$8.1	$8.4	$8.6
Service cost included in Selling, general and administrative expenses	1.2	1.3	1.3
Pension earnings, interest and deferrals included in Other expense, net	15.5	14.4	10.0
Settlement charge included in Other expense, net	—	51.9	—
Net pension expense	$24.8	$76.0	$19.9

As of June 30, 2025 and 2024, amounts capitalized in gross inventory were $1.6 million and $1.6 million, respectively.

Operating Performance Overview

Fiscal year 2025 was the most profitable year in Carpenter Technology’s history with operating income of $521.8 million or adjusted operating income of $525.4 million. This represents an increase in adjusted operating income of $171.3 million, or 48 percent, from the prior fiscal year when excluding the special items as discussed below. We continue to drive earnings momentum through improved productivity, product mix optimization and pricing actions. Notably, the SAO segment exceeded expectations by generating $588.6 million of operating income with an operating margin of 23.0 percent of net sales (28.6 percent of net sales excluding surcharge revenue). We have continued to deliver record results, despite disruptions in the supply chains where we participate. We offer a broad portfolio of highly specialized alloys, serving high value applications in high growth end-use markets.

In addition to the strong operating performance, we generated $440.4 million of cash from operating activities in fiscal year 2025, as compared with cash generated from operating activities of $274.9 million in fiscal year 2024. Adjusted free cash flow was $287.5 million in fiscal year 2025, as compared with adjusted free cash flow of $179.0 million in fiscal year 2024. With a strong balance sheet and adjusted free cash flow, we will continue to take a balanced approach to capital allocation: sustaining our current asset base to achieve our targets, returning cash to stockholders through our stock buyback and dividend programs and investing in incremental growth initiatives, including the recently announced brownfield expansion project in Athens, Alabama. During fiscal year 2025, we repurchased 575,000 shares of our common stock in the open market for an aggregate $101.9 million and paid dividends of $40.3 million.

Looking over the long term, the same dynamics that are driving our current performance are expected to get stronger. The markets that we serve, specifically Aerospace and Defense, Medical and Energy have a strong, multi-year outlook. Further, our customers rely on our diverse portfolio of advanced material solutions and world class capabilities, and we are investing to accelerate our growth with our recently announced brownfield primary and secondary melt capacity expansion. Altogether, Carpenter Technology is well positioned to achieve our goals and we believe our earnings growth journey will extend far beyond fiscal year 2025.

We continue to closely monitor the evolving tariff news as well as engage with our customers and suppliers to analyze how tariffs could impact our business. We, as well as others in our industry, have established long-standing surcharge mechanisms to pass through changes in raw material prices to our customers. We expect to use these surcharge mechanisms to pass through the impact of any incremental tariffs on our raw material costs to our customers. As such, at this time, based on current information, we believe there will not be a material impact to the Company.

Results of Operations — Fiscal Year 2025 Compared to Fiscal Year 2024

For fiscal year 2025, we reported net income of $376.0 million, or $7.42 earnings per diluted share. This compares with net income of $186.5 million, or $3.70 earnings per diluted share, in fiscal year 2024. Excluding special items, as identified below, adjusted earnings per diluted share was $7.48 in fiscal year 2025, and $4.74 in fiscal year 2024. The results for fiscal year 2025 compared to fiscal year 2024 reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies.

Both periods were impacted by special items. Our fiscal year 2025 results include restructuring and asset impairment charges of $3.6 million as a result of actions taken to streamline operations in the Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024. Special items included in our fiscal year 2024 results included a noncash goodwill impairment charge of $14.1 million related to the Latrobe Distribution reporting unit in the PEP segment. We recorded restructuring and asset impairment charges of $16.9 million as a result of actions taken to streamline operations in the Carpenter Additive business. We also recorded a noncash pension settlement charge of $51.9 million as a result of executing de-risking actions to annuitize certain pension plan obligations. During fiscal year 2024, we also reduced income tax expense by $18.4 million related to a U.S. tax benefit that was generated as a result of the Carpenter Additive restructuring actions.

Net Sales

Net sales for fiscal year 2025 were $2,877.1 million, which represents a 4 percent increase from fiscal year 2024. Excluding surcharge revenue, sales were 8 percent higher than fiscal year 2024 on 6 percent lower volume. The results reflect the impact of price increases and stronger product demand for materials used in the end-use markets of Aerospace and Defense and Energy compared to fiscal year 2024.

Geographically, domestic net sales increased 5 percent from fiscal year 2024. Excluding surcharge revenue, domestic sales increased 9 percent driven by a 27 percent increase in the Aerospace and Defense end-use market. Net sales outside the United States increased 4 percent from fiscal year 2024 to $1,177.2 million for fiscal year 2025. Excluding surcharge revenue, sales outside the United States increased 8 percent, driven by the Aerospace and Defense end-use market in the European region and Mexico and the Energy end-use market in the European region compared to fiscal year 2024. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $0.5 million decrease in sales during fiscal year 2025 compared to fiscal year 2024. International sales as a percentage of our total net sales represented 41 percent and 41 percent for fiscal year 2025 and 2024, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Aerospace and Defense	$1,768.6	$1,538.8	$229.8	15%
Medical	351.2	375.6	(24.4)	(6)%
Energy	200.3	185.8	14.5	8%
Transportation	113.3	149.1	(35.8)	(24)%
Industrial and Consumer	359.5	415.3	(55.8)	(13)%
Distribution	84.2	95.1	(10.9)	(11)%
Total net sales	$2,877.1	$2,759.7	$117.4	4%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Aerospace and Defense	$1,440.7	$1,199.2	$241.5	20%
Medical	296.1	315.4	(19.3)	(6)%
Energy	151.3	130.4	20.9	16%
Transportation	86.4	108.9	(22.5)	(21)%
Industrial and Consumer	288.1	319.4	(31.3)	(10)%
Distribution	83.5	94.4	(10.9)	(12)%
Total net sales excluding surcharge revenue	$2,346.1	$2,167.7	$178.4	8%

Sales to the Aerospace and Defense end-use market increased 15 percent from fiscal year 2024 to $1,768.6 million. Excluding surcharge revenue, sales increased 20 percent. The fiscal year 2025 results reflect double-digit increases in the Aerospace engine and fastener sub-markets driven by the need to maintain and replace aging fleets compared to fiscal year 2024. The fiscal year 2025 results also reflect higher sales in the Defense end-use market for program specific applications.

Sales to the Medical end-use market decreased 6 percent to $351.2 million from fiscal year 2024. Excluding surcharge revenue, sales decreased 6 percent. The fiscal year 2025 results reflect lower shipments as a result of the medical supply chain managing inventory levels closely, partially offset by realized price increases particularly in the orthopedic and dental sub-markets compared to fiscal year 2024.

Sales to the Energy end-use market of $200.3 million reflected an 8 percent increase from fiscal year 2024. Excluding surcharge revenue, sales increased 16 percent. The fiscal year 2025 results reflect higher demand in the power generation sub-market for both new and refurbished industrial gas turbines partially offset by decreased rig counts and decreased shipments for material used in the oil and gas sub-market compared to fiscal year 2024.

Transportation end-use market sales of $113.3 million reflected a 24 percent decrease from fiscal year 2024. Excluding surcharge revenue, sales decreased 21 percent. The results reflect lower shipments in light-duty and specialty sub-markets driven by supply chain disruptions compared to fiscal year 2024. The fiscal year 2024 results reflected the negative impact of employee union strikes in North America, which did not occur in fiscal year 2025.

Industrial and Consumer end-use market sales of $359.5 million decreased 13 percent from fiscal year 2024. Excluding surcharge revenue, sales decreased 10 percent. The fiscal year 2025 results reflect lower demand in both Industrial and Consumer end-use markets partially offset by realized price increases compared to fiscal year 2024.

Gross Profit

Gross profit in fiscal year 2025 increased to $768.6 million, or 26.7 percent of net sales, from $584.3 million, or 21.2 percent of net sales for fiscal year 2024. The fiscal year 2025 results reflect 4 percent increased sales with an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to fiscal year 2024. Excluding the impact of surcharge revenue, our adjusted gross margin in fiscal year 2025 was 32.8 percent. This compares to adjusted gross margin of 27.0 percent in fiscal year 2024.

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

	Fiscal Year
($ in millions)	2025	2024
Net sales	$2,877.1	$2,759.7
Less: surcharge revenue	531.0	592.0
Net sales excluding surcharge revenue	$2,346.1	$2,167.7

Gross profit	$768.6	$584.3

Gross margin	26.7%	21.2%

Gross margin excluding surcharge revenue	32.8%	27.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2025 were $243.2 million, or 8.5 percent of net sales (10.4 percent of net sales excluding surcharge revenue), compared to $230.2 million, or 8.3 percent of net sales (10.6 percent of net sales excluding surcharge revenue), in fiscal year 2024. The higher selling, general and administrative expenses in fiscal year 2025 reflect higher salary, benefit, and variable compensation charges compared to fiscal year 2024.

Restructuring and Asset Impairment Charges

During fiscal year 2025, restructuring and asset impairment charges were $3.6 million, compared to $16.9 million in fiscal year 2024. The restructuring charges in fiscal year 2025 were a result of actions taken to streamline operations in our Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024. This included $2.5 million of noncash pre-tax inventory impairment charges and $1.1 million of costs related to the decommissioning of property, plant and equipment previously impaired. Restructuring and asset impairment charges in fiscal year 2024 included $15.8 million of noncash pre-tax impairment charges related to $8.8 million of property, plant, equipment and software and $7.0 million associated with a certain definite lived intangible asset. Also included were $1.1 million of various personnel costs for severance payments, medical coverage and related items.

Goodwill Impairment Charge

No goodwill impairment charges were recognized during fiscal year 2025. During fiscal year 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite our efforts to mitigate the market challenges, results did not improve for the Latrobe Distribution reporting unit during fiscal year 2024. In light of these market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered. We determined the goodwill associated with the Latrobe Distribution reporting unit was impaired and recorded an impairment charge of $14.1 million during the third quarter of fiscal year 2024, which represented the entire balance of goodwill for this reporting unit.

Operating Income

Our operating income in fiscal year 2025 was $521.8 million, or 18.1 percent of net sales, as compared with $323.1 million of operating income, or 11.7 percent of net sales, in fiscal year 2024. Excluding surcharge revenue and special items, adjusted operating income was $525.4 million or adjusted operating margin of 22.4 percent for fiscal year 2025 compared to $354.1 million, or 16.3 percent for fiscal year 2024. Results for fiscal year 2025 reflect ongoing improvement in product mix, higher realized prices, as well as expanded operating efficiencies compared to fiscal year 2024.

The special item included in operating income in fiscal year 2025 represents $3.6 million of restructuring and asset impairment charges as a result of actions taken to streamline operations in the Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024. Special items included in fiscal year 2024 operating income include a $14.1 million noncash goodwill impairment charge related to the Latrobe Distribution reporting unit in the PEP segment and restructuring and asset impairment charges of $16.9 million as a result of actions taken to streamline operations in the Carpenter Additive business during fiscal year 2024.

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

	Fiscal Year
($ in millions)	2025	2024
Net sales	$2,877.1	$2,759.7
Less: surcharge revenue	531.0	592.0
Net sales excluding surcharge revenue	$2,346.1	$2,167.7

Operating income	$521.8	$323.1

Special items:
Goodwill impairment charge	—	14.1
Restructuring and asset impairment charges	3.6	16.9
Adjusted operating income excluding special items	$525.4	$354.1

Operating margin	18.1%	11.7%

Adjusted operating margin excluding surcharge revenue and special items	22.4%	16.3%

Interest Expense, Net

Fiscal year 2025 interest expense, net was $48.4 million compared to $51.0 million in fiscal year 2024. Capitalized interest reduced interest expense, net by $2.6 million for fiscal year 2025 and by $1.6 million in fiscal year 2024. The lower interest expense, net in fiscal year 2025 is due to less short-term borrowings under our Credit Facility and higher capitalized interest compared to fiscal year 2024.

Other Expense, Net

Other expense, net for fiscal year 2025 was $6.1 million compared with other expense, net of $60.5 million in fiscal year 2024. The results for fiscal year 2024 included a noncash pension settlement charge of $51.9 million. Fiscal year 2025 reflects $15.5 million of expense from pension earnings, interest and deferrals compared to $14.4 million of expense in fiscal year 2024, driven by lower than expected returns on plan assets. Interest income in fiscal year 2025 is $7.5 million, as compared to $1.8 million in fiscal year 2024.

Income Taxes

Our effective tax rate (income tax expense (benefit) as a percent of income (loss) before taxes) for fiscal year 2025 was 19.5 percent as compared to 11.9 percent for fiscal year 2024. The fiscal year 2025 tax expense includes tax benefits of $14.2 million attributable to employee share-based compensation.

The fiscal year 2024 tax expense included $18.4 million for U.S. tax benefits related to the closure of Carpenter Additive operations in the United Kingdom, $12.4 million associated with the pension settlement charge and $6.8 million attributable to employee share-based compensation. The fiscal year 2024 tax expense also reflected the unfavorable impacts of the $14.1 million non-deductible goodwill impairment charge, $16.9 million non-deductible restructuring charges and losses in certain foreign jurisdictions for which no tax benefit can be recognized. Excluding the tax impact of the pension settlement charge, non-deductible goodwill impairment charge, restructuring charges and tax benefits related to the closure of the Carpenter Additive operations in the United Kingdom, the rate for fiscal year 2024 would have been 19.0 percent.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. The provisions of the OBBBA have varying effective dates. The OBBBA allows an elective deduction for domestic research and development expenses, a reinstatement of elective 100 percent first-year bonus depreciation and modifies the tax rates on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. We are currently evaluating the impact of these provisions. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of the provisions in the OBBBA will depend on our facts in each fiscal year and anticipated guidance from the Internal Revenue Service.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework. In June 2025, the U.S. and the G-7 countries announced the intention to reach an agreement that would exempt U.S. parented multinationals from certain of the Pillar Two rules. The details of that agreement and its applicability globally have not been finalized. We determined the Pillar Two Framework as it exists today does not have a significant impact on our financial position, results of operations or cash flows.

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

The following table includes comparative information for our volumes by business segment:

Pounds sold	Fiscal Year		Increase (Decrease)	% Increase (Decrease)
(in thousands)	2025	2024
Specialty Alloys Operations	186,270	208,154	(21,884)	(11)%
Performance Engineered Products *	10,098	10,094	4	—%
Intersegment	(3,388)	(11,946)	8,558	72%
Total pounds sold	192,980	206,302	(13,322)	(6)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Specialty Alloys Operations	$2,563.6	$2,443.8	$119.8	5%
Performance Engineered Products	405.4	411.0	(5.6)	(1)%
Intersegment	(91.9)	(95.1)	3.2	3%
Total net sales	$2,877.1	$2,759.7	$117.4	4%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Specialty Alloys Operations	$2,057.9	$1,876.0	$181.9	10%
Performance Engineered Products	372.4	377.8	(5.4)	(1)%
Intersegment	(84.2)	(86.1)	1.9	2%
Total net sales excluding surcharge revenue	$2,346.1	$2,167.7	$178.4	8%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Fiscal Year
($ in millions)	2025	2024
Net Sales	$2,563.6	$2,443.8
Less: surcharge revenue	505.7	567.8
Net sales excluding surcharge revenue	$2,057.9	$1,876.0

Operating income	$588.6	$408.5

Operating margin	23.0%	16.7%

Adjusted operating margin excluding surcharge revenue	28.6%	21.8%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Fiscal Year
($ in millions)	2025	2024
Net Sales	$405.4	$411.0
Less: surcharge revenue	33.0	33.2
Net sales excluding surcharge revenue	$372.4	$377.8

Operating income	$37.0	$36.0

Operating margin	9.1%	8.8%

Adjusted operating margin excluding surcharge revenue	9.9%	9.5%

Specialty Alloys Operations Segment

Net sales in fiscal year 2025 for the SAO segment increased 5 percent to $2,563.6 million, as compared with $2,443.8 million in fiscal year 2024. Excluding surcharge revenue, net sales increased 10 percent on 11 percent lower shipment volume as compared to fiscal year 2024. The higher sales excluding surcharge revenue in the SAO segment reflect double-digit percentage growth in the end-use markets of Aerospace and Defense and Energy driven by realized price increases and improving product mix compared to fiscal year 2024.

Operating income for the SAO segment in fiscal year 2025 was $588.6 million, or 23.0 percent of net sales (28.6 percent of net sales excluding surcharge revenue), compared to operating income of $408.5 million, or 16.7 percent of net sales (21.8 percent of net sales excluding surcharge revenue), for fiscal year 2024. Fiscal year 2025 results reflects stronger product mix and operational efficiency gains compared to fiscal year 2024.

Performance Engineered Products Segment

Net sales for fiscal year 2025 for the PEP segment were $405.4 million as compared with $411.0 million for fiscal year 2024. Excluding surcharge revenue, net sales decreased 1 percent from fiscal year 2024 on flat shipment volume. The results reflect higher Medical end-use market sales offset by lower demand in the other end-use markets compared to fiscal year 2024.

Operating income for the PEP segment for fiscal year 2025 was $37.0 million, or 9.1 percent of net sales (9.9 percent of net sales excluding surcharge revenue), as compared with operating income of $36.0 million, or 8.8 percent of net sales (9.5 percent of net sales excluding surcharge revenue) for fiscal year 2024. Fiscal year 2025 results were flat compared to fiscal year 2024.

Results of Operations — Fiscal Year 2024 Compared to Fiscal Year 2023

For fiscal year 2024, we reported net income of $186.5 million, or $3.70 earnings per diluted share. This compares with net income of $56.4 million, or $1.14 earnings per diluted share in fiscal year 2023. Excluding special items, as identified below, adjusted earnings per diluted share was $4.74 in fiscal year 2024. There were no reported special items for fiscal year 2023. The results for fiscal year 2024 compared to fiscal year 2023 were driven by ongoing improvement in product mix, higher realized prices, as well as expanded operating efficiencies.

Special items included in our fiscal year 2024 results include a noncash goodwill impairment charge of $14.1 million related to the Latrobe Distribution reporting unit in the PEP segment. We recorded restructuring and asset impairment charges of $16.9 million as a result of actions taken to streamline operations in the Carpenter Additive business. $15.8 million of this amount represents noncash asset impairment charges. We also recorded a noncash pension settlement charge of $51.9 million as a result of executing de-risking actions to annuitize certain pension plan obligations. During fiscal year 2024, we also reduced income tax expense by $18.4 million related to a U.S. tax benefit that was generated as a result of the Carpenter Additive restructuring actions.

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

 Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe this is helpful supplemental information in analyzing performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$1,538.8	$1,290.7	$248.1	19%
Medical	375.6	301.6	74.0	25%
Energy	185.8	163.3	22.5	14%
Transportation	149.1	185.0	(35.9)	(19)%
Industrial and Consumer	415.3	487.2	(71.9)	(15)%
Distribution	95.1	122.5	(27.4)	(22)%
Total net sales	$2,759.7	$2,550.3	$209.4	8%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Aerospace and Defense	$1,199.2	$919.5	$279.7	30%
Medical	315.4	241.3	74.1	31%
Energy	130.4	104.3	26.1	25%
Transportation	108.9	121.8	(12.9)	(11)%
Industrial and Consumer	319.4	339.4	(20.0)	(6)%
Distribution	94.4	121.7	(27.3)	(22)%
Total net sales excluding surcharge revenue	$2,167.7	$1,848.0	$319.7	17%

Sales to the Aerospace and Defense end-use market increased 19 percent from fiscal year 2023 to $1,538.8 million. Excluding surcharge revenue, sales increased 30 percent on 11 percent higher shipment volume. The fiscal year 2024 results reflect increases across all Aerospace end-use sub-markets. This was driven by ramping activity levels across the aerospace supply chain due to higher aircraft build rates to replace aging fleets and meet increasing passenger travel demand. The fiscal year 2023 results reflected increases across all Aerospace end-use sub-markets. This was driven by ramping activity levels across the aerospace supply chain due to higher aircraft build rates to replace aging fleets and to meet increasing passenger travel demand.

Sales to the Medical end-use market increased 25 percent to $375.6 million from fiscal year 2023. Excluding surcharge revenue, sales increased 31 percent on 14 percent higher shipment volume. The fiscal year 2024 results reflect higher demand across all applications as the medical supply chain replenishes inventory levels to meet higher patient demand for elective medical procedures.

Sales to the Energy end-use market of $185.8 million reflected a 14 percent increase from fiscal year 2023. Excluding surcharge revenue, sales increased 25 percent on 12 percent higher shipment volume. The fiscal year 2024 results reflect increasing oil consumption benefiting the oil and gas sub-market and higher demand for power generation materials compared to fiscal year 2023.

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

Gross Profit

Gross profit in fiscal year 2024 increased to $584.3 million, or 21.2 percent of net sales, from $337.3 million, or 13.2 percent of net sales for fiscal year 2023. The fiscal year 2024 results reflect 8 percent increased sales with a stronger product mix driven by higher prices and improved operational efficiencies, compared to fiscal year 2023. Excluding the impact of surcharge revenue, our adjusted gross margin in fiscal year 2024 was 27.0 percent. This compares to adjusted gross margin of 18.3 percent in fiscal year 2023.

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

Operating Income

Our operating income in fiscal year 2024 was $323.1 million, or 11.7 percent of net sales, as compared with $133.1 million of operating income, or 5.2 percent of net sales in fiscal year 2023. Excluding surcharge revenue and special items, adjusted operating income was $354.1 million or adjusted operating margin of 16.3 percent for fiscal year 2024 and 7.2 percent for fiscal year 2023. Results for fiscal year 2024 reflect ongoing improvement in product mix, higher realized prices, as well as expanded operating efficiencies compared to fiscal year 2023. Our fiscal year 2023 operating results reflected higher sales in key end-use markets, increased productivity at our facilities, improved product mix and realized price increases.

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

	Fiscal Year
($ in millions)	2024	2023
Net sales	$2,759.7	$2,550.3
Less: surcharge revenue	592.0	702.3
Net sales excluding surcharge revenue	$2,167.7	$1,848.0

Operating income	$323.1	$133.1

Special items:
Goodwill impairment	14.1	—
Restructuring and asset impairment charges	16.9	—
Adjusted operating income excluding special items	$354.1	$133.1

Operating margin	11.7%	5.2%

Adjusted operating margin excluding surcharge revenue and special items	16.3%	7.2%
Interest Expense, Net

Fiscal year 2024 interest expense, net was $51.0 million compared to $54.1 million in fiscal year 2023. Capitalized interest reduced interest expense, net by $1.6 million in fiscal year 2024 and by $1.5 million in fiscal year 2023. The lower interest expense, net in fiscal year 2024 is largely due to less short-term borrowings under our Credit Facility compared to fiscal year 2023.

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

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework. In June 2025, the U.S. and the G-7 countries announced the intention to reach an agreement that would exempt U.S. parented multinationals from certain of the Pillar Two rules. The details of that agreement and its applicability globally have not been finalized. We determined the Pillar Two Framework as it exists today does not have a significant impact on our financial position, results of operations or cash flows.

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

 The following table includes comparative information for our volumes by business segment:

Pounds sold	Fiscal Year		Decrease	% Decrease
(in thousands)	2024	2023
Specialty Alloys Operations	208,154	212,050	(3,896)	(2)%
Performance Engineered Products *	10,094	11,864	(1,770)	(15)%
Intersegment	(11,946)	(9,792)	(2,154)	(22)%
Total pounds sold	206,302	214,122	(7,820)	(4)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$2,443.8	$2,213.6	$230.2	10%
Performance Engineered Products	411.0	433.7	(22.7)	(5)%
Intersegment	(95.1)	(97.0)	1.9	2%
Total net sales	$2,759.7	$2,550.3	$209.4	8%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2024	2023
Specialty Alloys Operations	$1,876.0	$1,540.6	$335.4	22%
Performance Engineered Products	377.8	397.1	(19.3)	(5)%
Intersegment	(86.1)	(89.7)	3.6	4%
Total net sales excluding surcharge revenue	$2,167.7	$1,848.0	$319.7	17%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Fiscal Year
($ in millions)	2024	2023
Net Sales	$2,443.8	$2,213.6
Less: surcharge revenue	567.8	673.0
Net sales excluding surcharge revenue	$1,876.0	$1,540.6

Operating income	$408.5	$179.1

Operating margin	16.7%	8.1%

Adjusted operating margin excluding surcharge revenue	21.8%	11.6%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Fiscal Year
($ in millions)	2024	2023
Net Sales	$411.0	$433.7
Less: surcharge revenue	33.2	36.6
Net sales excluding surcharge revenue	$377.8	$397.1

Operating income	$36.0	$31.8

Operating margin	8.8%	7.3%

Adjusted operating margin excluding surcharge revenue	9.5%	8.0%

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

Operating income for the SAO segment in fiscal year 2024 was $408.5 million, or 16.7 percent of net sales (21.8 percent of net sales excluding surcharge revenue), compared to operating income of $179.1 million, or 8.1 percent of net sales (11.6 percent of net sales excluding surcharge revenue), for fiscal year 2023. Fiscal year 2024 reflects stronger product mix and improved operational efficiencies, compared to fiscal year 2023.

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

Operating income for the PEP segment for fiscal year 2024 was $36.0 million, or 8.8 percent of net sales (9.5 percent of net sales excluding surcharge revenue), as compared with operating income of $31.8 million, or 7.3 percent of net sales (8.0 percent of net sales excluding surcharge revenue), for fiscal year 2023. Fiscal year 2024 results reflect stronger product mix and improved operational efficiencies, compared to fiscal year 2023.

Liquidity and Financial Resources

During fiscal year 2025, we generated cash from operating activities of $440.4 million as compared with $274.9 million in fiscal year 2024. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was positive $287.5 million as compared to positive $179.0 million for fiscal year 2024. The change in operating cash flow and adjusted free cash flow in fiscal year 2025 resulted from higher earnings after noncash adjustments to net income and less cash used to build inventory partially offset by higher pension contributions and higher capital expenditures. Fiscal year 2025 reflects cash used to build inventory of $60.4 million compared to $96.7 million in fiscal year 2024.

Capital expenditures for property, plant, equipment and software were $154.3 million for fiscal year 2025 as compared to $96.6 million for fiscal year 2024. The increase in capital expenditures in fiscal year 2025 is partially due to the recently announced brownfield expansion in Athens, Alabama. In fiscal year 2026, we expect capital expenditures, including the brownfield expansion, to be in the range of $280.0 million to $300.0 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for fiscal year 2025 were $40.3 million, as compared to $40.0 million in the prior year period. In fiscal years 2025, 2024 and 2023 we declared and paid quarterly cash dividends of $0.20 per share. Additionally, we will discretionarily use excess cash for a share repurchase program up to $400.0 million of our outstanding common stock. The primary use of this program is to offset dilution. During fiscal year 2025, we repurchased 575,000 shares of our common stock on the open market for an aggregate of $101.9 million. As of June 30, 2025, $298.1 million remains available for future purchases. There were no share repurchases in fiscal year 2024.

During fiscal year 2025, we made $64.8 million of pension contributions to our qualified defined benefit pension plans. Over the next five years, current estimates indicate that we will be required to make approximately $115.2 million of cash contributions to our domestic qualified defined benefit pension plans, based on the laws in effect for pension funding as of June 30, 2025, and subject to market returns and interest rate assumptions.

We have demonstrated the ability to generate cash to meet our needs through cash flows from operations, management of working capital and the ability to access capital markets to supplement internally generated funds. We anticipate that we will continue to do so for the next twelve months and thereafter for the foreseeable future. We target minimum liquidity of $150.0 million, consisting of cash and cash equivalents added to available borrowing capacity under our Credit Facility.

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

As of June 30, 2025, the borrowing rate for the Credit Facility was 6.18%, however we had no short-term borrowings. As of June 30, 2025, we had $1.1 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $348.9 million, remains available to us.

We believe that our total liquidity of $664.4 million, as of June 30, 2025, which includes cash and cash equivalents of $315.5 million and available borrowing capacity of $348.9 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of June 30, 2025, we had cash and cash equivalents of $27.2 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the fiscal year ended June 30, 2025, we repatriated cash of $3.8 million from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of June 30, 2025, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2025:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	14.37 to 1.00
Consolidated net leverage ratio	4.00 to 1.00 (maximum)	0.86 to 1.00
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

Net Sales and Gross Margin Excluding Surcharge Revenue

This report includes discussions of net sales as adjusted to exclude the impact of raw material surcharge and the resulting impact on gross margins, which represent financial measures that have not been determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). We present and discuss these financial measures because management believes removing the impact of raw material surcharge from net sales provides a more consistent basis for comparing results of operations from period to period for the reasons discussed earlier in this report. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. See our earlier discussion of "Gross Profit" for a reconciliation of net sales and gross margin, excluding surcharge revenue, to net sales as determined in accordance with U.S. GAAP. Net sales and gross margin excluding surcharge revenue are not U.S. GAAP financial measures and should not be considered in isolation of, or as a substitute for, net sales and gross margin calculated in accordance with U.S. GAAP.

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

Adjusted Earnings Per Dilutive Share

The following provides a reconciliation of adjusted earnings per dilutive share, to its most directly comparable U.S. GAAP financial measure:

($ in millions, except per share data)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2025, as reported	$467.3	$(91.3)	$376.0	$7.42
Special item:
Restructuring and asset impairment charges	3.6	(0.9)	2.7	0.06

Year ended June 30, 2025, as adjusted	$470.9	$(92.2)	$378.7	$7.48

* Impact per diluted share calculated using weighted average common shares outstanding of 50.7 million for the fiscal year ended June 30, 2025.

($ in millions, except per share data)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2024, as reported	$211.6	$(25.1)	$186.5	$3.70
Special items:
Goodwill impairment charge	14.1	—	14.1	0.28
Restructuring and asset impairment charges	16.9	(0.1)	16.8	0.33
Pension settlement charge	51.9	(12.4)	39.5	0.79
U.S. Tax benefit related to restructuring activities	—	(18.4)	(18.4)	(0.36)

Year ended June 30, 2024, as adjusted	$294.5	$(56.0)	$238.5	$4.74

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

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. The following provides a reconciliation of adjusted free cash flow, as used in this Annual Report, to its most directly comparable U.S. GAAP financial measure:

	Years Ended June 30,
($ in millions)	2025	2024	2023
Net cash provided from operating activities	$440.4	$274.9	$14.7
Purchases of property, plant, equipment and software	(154.3)	(96.6)	(82.3)
Proceeds from disposals of property, plant and equipment and assets held for sale	1.4	0.7	—
Adjusted free cash flow	$287.5	$179.0	$(67.6)

Management believes that the presentation of adjusted free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management's current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments. Additionally, we will discretionarily use excess cash for an approved share repurchase program up to $400.0 million of our outstanding common stock. The primary use of this program will be to offset dilution. Adjusted free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to bad debts, customer claims, inventories, pensions and other postretirement benefits, intangible assets, goodwill, leases, environmental liabilities, income taxes, derivative instruments and hedging activities and contingencies and litigation.

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. We value other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2025 and 2024, $145.2 million and $152.2 million of inventory, respectively, was accounted for using a method other than the LIFO method. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $344.5 million and $371.0 million higher as of June 30, 2025 and 2024, respectively.

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

Pension and Other Postretirement Benefits

The amount of net pension expense, which is determined annually, or upon remeasurement, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan's investment policies, an analysis of the historical returns of the capital markets and current interest rates. Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan's Investment Policy Statement. The plan discount rate is determined by reference to the BondLink interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan's anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by $1.5 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by $0.4 million.

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

Goodwill

Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill may first be assessed based on qualitative factors (Step 0) to determine whether a quantitative goodwill impairment test is necessary. In fiscal year 2025, we performed the Step 0 qualitative assessment rather than immediately performing the Step 1 quantitative valuation as has been done historically. The qualitative assessment includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, reporting unit-specific financial performance and other events, such as strategy and primary customer base.

As of June 30, 2025, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2025, was $195.5 million and represents 86 percent of total goodwill as of June 30, 2025. The remaining goodwill recorded as of June 30, 2025 of $31.8 million is associated with the Dynamet reporting unit in the PEP segment.

For fiscal year 2025, we concluded that the qualitative assessment for each of the reporting units as of June 1, 2025 is appropriate given (a) just one year has passed since we performed a full valuation of the reporting units, (b) the June 1, 2024 valuations of our reporting units, as detailed below, yielded significant cushions between the fair value and carrying value, and (c) there have been no significant adverse changes to the Company since the prior year. Based on the results of the qualitative analysis, and consideration of the totality of the positive and mitigating events and circumstances with adverse factors, we have concluded there is no indication that it is more likely than not that any of our reporting units’ carrying values (with allocated goodwill) exceed their respective fair values as of June 30, 2025.

During fiscal year 2024, the fair value for our reporting units was estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques. When preparing the quantitative impairment test, potential impairment is identified by comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The cash flow forecasts are developed based on assumptions about each reporting unit's markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance.

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

In preparing the financial statements for the quarter ended March 31, 2024, we identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite the efforts we made to mitigate the market challenges, results had not improved for the Latrobe Distribution reporting unit during the quarter ended March 31, 2024. In light of the market conditions at the time, the pace of growth in the future projections for Latrobe Distribution reporting unit were lowered.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenue are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years with a discount rate of approximately 6 percent as of June 30, 2025 and approximately 6 percent as of June 30, 2024.

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

Derivative Financial Instruments

Our current risk management strategies include the use of derivative instruments to reduce certain risks. The critical strategies include: (1) the use of commodity forward contracts to fix the price of a portion of anticipated future purchases of certain raw materials and energy to offset the effects of changes in the costs of those commodities; and (2) the use of foreign currency forward contracts to hedge a portion of anticipated future purchase commitments for property, plant and equipment denominated in foreign currencies, principally the Euro, in order to offset the effect of changes in exchange rates. The commodity forwards and foreign currency forwards have been designated as cash flow hedges and unrealized net gains and losses are recorded in the accumulated other comprehensive loss component of stockholders' equity. The unrealized gains or losses on commodity forward contracts are reclassified to the statement of operations when the hedged transaction affects earnings or if the anticipated transactions are no longer expected to occur. The unrealized gains or losses on foreign currency forward contracts are reclassified to the cost of property, plant and equipment when the purchase transaction is completed.

We may use foreign currency forward contracts to hedge a portion of anticipated future sales denominated in foreign currencies, principally the Euro, which would be designated as cash flow hedges. We may also use interest rate swaps to maintain a certain level of floating rate debt relative to fixed rate debt. Interest rate swaps have been designated as fair value hedges. Accordingly, the mark-to-market values of both the interest rate swap and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense, net component of the consolidated statement of operations. We have also used forward interest rate swaps to manage the risk of cash flow variability associated with fixed interest debt expected to be issued. We also use foreign currency forward contracts to protect certain short-term asset or liability positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense (income), net.

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2025 and 2024 were $17.4 million and $17.3 million, respectively.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 17 to the consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2025, we had approximately $1.9 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

From time to time we use interest rate swaps to achieve a level of floating rate debt relative to fixed rate debt where appropriate. Historically, we have entered into forward swap contracts to manage the risk of cash flow variability associated with fixed interest debt expected to be issued.

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

The status of our financial instruments as of June 30, 2025, is provided in Note 17 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." Assuming on June 30, 2025, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter's internal control over financial reporting as of June 30, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment, management concluded that, as of June 30, 2025, Carpenter's internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter's internal control over financial reporting as of June 30, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries (the "Company") as of June 30, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2025 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Goods Transferred to the Customer

As described in Notes 1 and 4 to the consolidated financial statements, revenue is recognized when the Company's performance obligations are satisfied. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product, based on the applicable shipping terms, or when the service is performed. For the year ended June 30, 2025, the Company's net sales were $2.88 billion, a majority of which relates to goods transferred to the customer.

The principal consideration for our determination that performing procedures relating to revenue recognition related to goods transferred to the customer is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of certain data provided by management; (ii) testing revenue, on a test basis, by obtaining and inspecting source documents, such as invoices, delivery documents, evidence of customer arrangement, price information, and cash receipts; and (iii) performing confirmation procedures for a sample of outstanding customer invoice balances as of June 30, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, delivery documents, evidence of customer arrangement, price information, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

August 12, 2025

We have served as the Company's auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2025, 2024 and 2023

($ in millions, except per share data)	2025	2024	2023
Net sales	$2,877.1	$2,759.7	$2,550.3
Cost of sales	2,108.5	2,175.4	2,213.0
Gross profit	768.6	584.3	337.3

Selling, general and administrative expenses	243.2	230.2	204.2
Goodwill impairment charge	—	14.1	—
Restructuring and asset impairment charges	3.6	16.9	—
Operating income	521.8	323.1	133.1

Interest expense, net	48.4	51.0	54.1
Other expense, net	6.1	60.5	6.5

Income before income taxes	467.3	211.6	72.5
Income tax expense	91.3	25.1	16.1

Net income	$376.0	$186.5	$56.4

EARNINGS PER COMMON SHARE:
Basic	$7.50	$3.75	$1.15
Diluted	$7.42	$3.70	$1.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50.2	49.7	48.8
Diluted	50.7	50.3	49.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended June 30, 2025, 2024 and 2023

($ in millions)	2025	2024	2023
Net income	$376.0	$186.5	$56.4
Other comprehensive income, net of tax:	.6
Net gain (loss) on derivative instruments, net of tax of $(0.5), $(0.3) and $3.9, respectively	1.7	1.1	(12.5)
Pension and postretirement benefits, net of tax of $(5.3), $(16.0) and $(11.8), respectively	16.9	51.2	37.4
Foreign currency translation	7.4	(3.2)	5.6
Total other comprehensive income, net of tax	26.0	49.1	30.5
Comprehensive income, net of tax	$402.0	$235.6	$86.9

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2025, 2024 and 2023

($ in millions)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$376.0	$186.5	$56.4
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	139.2	134.6	131.0
Goodwill impairment charge	—	14.1	—
Noncash restructuring and asset impairment charges	2.5	15.8	—
Deferred income taxes	(17.4)	(13.3)	(0.4)
Net pension expense	24.8	76.0	19.9
Share-based compensation expense	22.8	19.8	16.4
Net loss on disposal of property, plant, and equipment and assets held for sale	2.0	4.6	2.5
Changes in working capital and other:
Accounts receivable	(1.8)	(32.6)	(144.5)
Inventories	(60.4)	(96.7)	(140.3)
Other current assets	13.7	(31.3)	13.0
Accounts payable	(1.4)	(11.0)	29.2
Accrued liabilities	13.7	23.6	38.2
Pension plan contributions	(64.8)	(11.3)	—
Other postretirement plan contributions	(3.6)	(2.6)	(3.3)
Other, net	(4.9)	(1.3)	(3.4)
Net cash provided from operating activities	440.4	274.9	14.7
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(154.3)	(96.6)	(82.3)
Proceeds from disposals of property, plant and equipment and assets held for sale	1.4	0.7	—
Net cash used for investing activities	(152.9)	(95.9)	(82.3)
FINANCING ACTIVITIES
Credit agreement borrowings	—	62.5	183.7
Credit agreement repayments	—	(62.5)	(183.7)
Payments for debt issue costs	—	—	(1.9)
Dividends paid	(40.3)	(40.0)	(39.4)
Purchases of treasury stock	(101.9)	—	—
Proceeds from stock options exercised	13.4	40.9	5.0
Withholding tax payments on share-based compensation awards	(38.3)	(24.2)	(3.8)
Net cash used for financing activities	(167.1)	(23.3)	(40.1)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(1.1)	(2.0)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116.4	154.6	(109.7)
Cash and cash equivalents at beginning of year	199.1	44.5	154.2
Cash and cash equivalents at end of year	$315.5	$199.1	$44.5

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2025 and 2024

($ in millions, except share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$315.5	$199.1
Accounts receivable, net of allowance for doubtful accounts of $12.9 million and $6.9 million at June 30, 2025 and 2024, respectively	575.5	562.6
Inventories	793.8	735.4
Other current assets	79.9	94.1
Total current assets	1,764.7	1,591.2
Property, plant, equipment and software, net	1,359.4	1,335.2
Goodwill	227.3	227.3
Other intangibles, net	9.5	15.2
Deferred income taxes	7.8	7.5
Other assets	118.1	115.3
Total assets	$3,486.8	$3,291.7

LIABILITIES
Current liabilities:
Accounts payable	$267.4	$263.9
Accrued liabilities	216.3	202.4
Total current liabilities	483.7	466.3
Long-term debt	695.4	694.2
Accrued pension liabilities	146.9	207.6
Accrued postretirement benefits	12.5	21.1
Deferred income taxes	162.8	174.1
Other liabilities	98.5	99.6
Total liabilities	1,599.8	1,662.9

Contingencies and commitments (see Note 12)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 57,230,002 shares at June 30, 2025, and 56,978,663 shares at June 30, 2024; outstanding 49,707,379 shares at June 30, 2025, and 49,776,955 shares at June 30, 2024	286.2	284.9
Capital in excess of par value	354.3	352.6
Reinvested earnings	1,710.2	1,374.5
Common stock in treasury (7,522,623 shares and 7,201,708 shares at June 30, 2025 and 2024, respectively), at cost	(395.8)	(289.3)
Accumulated other comprehensive loss	(67.9)	(93.9)
Total stockholders' equity	1,887.0	1,628.8
Total liabilities and stockholders' equity	$3,486.8	$3,291.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2025, 2024 and 2023

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balances at June 30, 2022	$280.1	$320.3	$1,211.0	$(307.4)	$(173.5)	$1,330.5
Net income			56.4			56.4
Net loss on derivative instruments, net of tax					(12.5)	(12.5)
Pension and postretirement benefits, net of tax					37.4	37.4
Foreign currency translation					5.6	5.6
Cash dividends:
Common @ $0.80 per share			(39.4)			(39.4)
Share-based compensation plans		3.7		9.4		13.1
Stock options exercised	0.6	4.4				5.0
Balances at June 30, 2023	280.7	328.4	1,228.0	(298.0)	(143.0)	1,396.1
Net income			186.5			186.5
Net gain on derivative instruments, net of tax					1.1	1.1
Pension and postretirement benefits, net of tax					51.2	51.2
Foreign currency translation					(3.2)	(3.2)
Cash dividends:
Common @ $0.80 per share			(40.0)			(40.0)
Share-based compensation plans		0.9		8.7		9.6
Stock options exercised	4.2	23.3				27.5
Balances at June 30, 2024	284.9	352.6	1,374.5	(289.3)	(93.9)	1,628.8
Net income			376.0			376.0
Net gain on derivative instruments, net of tax					1.7	1.7
Pension and postretirement benefits, net of tax					16.9	16.9
Foreign currency translation					7.4	7.4
Cash dividends:
Common @ $0.80 per share			(40.3)			(40.3)
Purchases of treasury stock				(101.9)		(101.9)
Share-based compensation plans		5.5		(4.6)		0.9
Stock options exercised	1.3	(3.8)				(2.5)
Balances at June 30, 2025	$286.2	$354.3	$1,710.2	$(395.8)	$(67.9)	$1,887.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2025, 2024 and 2023

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2022	56,025,510	(7,739,071)	48,286,439
Stock options exercised	117,621	—	117,621
Share-based compensation plans	—	231,680	231,680
Balances at June 30, 2023	56,143,131	(7,507,391)	48,635,740
Stock options exercised	835,532	—	835,532
Share-based compensation plans	—	305,683	305,683
Balances at June 30, 2024	56,978,663	(7,201,708)	49,776,955
Purchases of treasury stock	—	(575,000)	(575,000)
Stock options exercised	251,339	—	251,339
Share-based compensation plans	—	254,085	254,085
Balances at June 30, 2025	57,230,002	(7,522,623)	49,707,379

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

Research and Development

Research and development expenditures, which amounted to $26.1 million, $25.6 million and $24.4 million in fiscal years 2025, 2024 and 2023, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of operations. The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses. Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2025 and 2024, $145.2 million and $152.2 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Goodwill

Goodwill, net of accumulated impairment losses, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill may first be assessed based on qualitative factors (Step 0) to determine whether a quantitative goodwill impairment test is necessary. In fiscal year 2025, the Company performed the Step 0 qualitative assessment rather than immediately performing the Step 1 quantitative valuation as has been done historically. The qualitative assessment includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, reporting unit-specific financial performance and other events, such as strategy and primary customer base.

When preparing the quantitative impairment test, potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. During fiscal year 2024, the fair value was estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and the Dynamet reporting unit in the PEP segment.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenue are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 6 percent as of June 30, 2025 and approximately 6 percent as of June 30, 2024. The liabilities, net of present value discount, for this former operating site were $10.8 million and $10.6 million, as of June 30, 2025 and 2024, respectively.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations the Company performs on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2025, 2024 and 2023, no single customer accounted for 10 percent or more of total net sales. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2025 and 2024.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the years ended June 30, 2025, 2024 and 2023, were $3.6 million, $16.9 million and $0.0 million, respectively. These charges were a result of actions taken to streamline operations in the Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024.

During fiscal year 2025, the Company recorded restructuring and asset impairment charges of $3.6 million. This included $2.5 million of noncash pre-tax inventory impairment charges and $1.1 million of costs related to the decommissioning of property, plant and equipment previously impaired during the quarter ended June 30, 2024. During fiscal year 2024, the Company recorded restructuring and asset impairment charges of $16.9 million. This included $15.8 million of noncash pre-tax impairment charges related to $8.8 million of property, plant, equipment and software and $7.0 million associated with a certain definite lived intangible asset. The Company also recognized $1.1 million of various personnel costs for severance payments, medical coverage and related items.

The reserve balances and activity for restructuring charges at June 30, 2025 and 2024 were as follows:

	June 30,
($ in millions)	2025	2024
Reserve balance beginning of year	$1.1	$—
Restructuring charges excluding noncash impairments	1.1	1.1
Cash payments	(2.2)	—
Reserve balance end of year	$—	$1.1

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance in this ASU improves the disclosures about a public business entity's expenses by requiring more detailed information about the types of expenses included within the income statement expense captions, such as: inventory purchases, employee compensation, depreciation and intangible asset amortization. This ASU does not change or remove current expense disclosure requirements, however, it does affect where this information appears in the notes to financial statements, as entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements. Additionally, in January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date for non-calendar year-end entities.

Recently Issued Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose the following: significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires public entities to provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods. ASU 2023-07 clarifies that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. The Company adopted the provisions of ASU 2023-07 in the fourth quarter of fiscal year 2025 and will adopt the provisions for interim disclosures in the first quarter of fiscal year 2026. ASU 2023-07 is a requirement for additional disclosure, as such it did not impact the consolidated financial statements other than the disclosure requirements in Note 20.

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

Amounts billed to customers for shipping and handling activities to fulfill the Company's promise to transfer the goods are included in revenue and costs incurred by the Company for the delivery of goods are classified as cost of sales in the consolidated statements of operations. Shipping terms may vary for products shipped outside the United States depending on the mode of transportation, the country where the material is shipped and any agreements made with the customers.

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $5.2 million and $12.3 million at June 30, 2025 and 2024, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the fiscal years ended June 30, 2025, 2024 and 2023 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

The Company elected the practical expedient that permits the omission of disclosure for remaining performance obligations which are expected to be satisfied in one year or less.

Disaggregation of Revenue

The Company operates in two business segments, Specialty Alloys Operations ("SAO") and Performance Engineered Products ("PEP"). Revenue is disaggregated within these two business segments by diversified end-use markets and by geographical locations based on the location of the customer.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comparative information of the Company's overall revenue by end-use markets for fiscal year ended June 30, 2025 was as follows:

End-Use Market	Year Ended June 30, 2025
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,679.6	$104.0	$(15.0)	$1,768.6
Medical	243.7	166.8	(59.3)	351.2
Energy	193.2	7.1	—	200.3
Transportation	105.8	7.9	(0.4)	113.3
Industrial and Consumer	341.3	35.3	(17.1)	359.5
Distribution	—	84.3	(0.1)	84.2
Total net sales	$2,563.6	$405.4	$(91.9)	$2,877.1

Comparative information of the Company's overall revenue by end-use markets for fiscal year ended June 30, 2024 was as follows:

End-Use Market	Year Ended June 30, 2024
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,449.9	$111.1	$(22.2)	$1,538.8
Medical	282.4	144.9	(51.7)	375.6
Energy	177.2	8.6	—	185.8
Transportation	141.3	8.2	(0.4)	149.1
Industrial and Consumer	393.0	40.3	(18.0)	415.3
Distribution	—	97.9	(2.8)	95.1
Total net sales	$2,443.8	$411.0	$(95.1)	$2,759.7

Comparative information of the Company's overall revenue by end-use markets for fiscal year ended June 30, 2023 was as follows:

End-Use Market	Year Ended June 30, 2023
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,214.6	$108.0	$(31.9)	$1,290.7
Medical	213.8	123.4	(35.6)	301.6
Energy	151.6	11.6	0.1	163.3
Transportation	178.5	7.5	(1.0)	185.0
Industrial and Consumer	455.1	60.6	(28.5)	487.2
Distribution	—	122.6	(0.1)	122.5
Total net sales	$2,213.6	$433.7	$(97.0)	$2,550.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comparative information of the Company's overall revenue by geographic locations for fiscal year ended June 30, 2025, was as follows:

Geographic Location (a)	Year Ended June 30, 2025
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,487.2	$243.9	$(31.2)	1,699.9
Europe	545.4	72.6	(21.8)	596.2
Asia Pacific	342.1	41.2	(38.9)	344.4
Mexico	93.7	27.8	—	121.5
Canada	50.1	11.1	—	61.2
Other	45.1	8.8	—	53.9
Total net sales	$2,563.6	$405.4	$(91.9)	$2,877.1

Comparative information of the Company's overall revenue by geographic locations for fiscal year ended June 30, 2024 was as follows:

Geographic Location (a)	Year Ended June 30, 2024
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,418.5	$234.4	$(29.9)	$1,623.0
Europe	449.2	75.5	(20.9)	503.8
Asia Pacific	389.4	46.2	(44.3)	391.3
Mexico	86.0	34.1	—	120.1
Canada	56.9	13.2	—	70.1
Other	43.8	7.6	—	51.4
Total net sales	$2,443.8	$411.0	$(95.1)	$2,759.7

Comparative information of the Company's overall revenue by geographic locations for fiscal year ended June 30, 2023 was as follows:

Geographic Location (a)	Year Ended June 30, 2023
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,350.7	$242.3	$(36.8)	$1,556.2
Europe	373.6	81.4	(17.7)	437.3
Asia Pacific	317.4	44.5	(42.4)	319.5
Mexico	83.7	40.3	—	124.0
Canada	44.1	16.0	—	60.1
Other	44.1	9.2	(0.1)	53.2
Total net sales	$2,213.6	$433.7	$(97.0)	$2,550.3

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

The calculations of basic and diluted earnings per common share for the years ended June 30, 2025, 2024 and 2023 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2025	2024	2023
Net income	$376.0	$186.5	$56.4
Dividends allocated to participating securities	(0.2)	(0.3)	(0.4)

Earnings available for common stockholders used in calculation of basic earnings per common share	$375.8	$186.2	$56.0

Weighted average number of common shares outstanding, basic	50.2	49.7	48.8

Basic earnings per common share	$7.50	$3.75	$1.15

Net income	$376.0	$186.5	$56.4
Dividends allocated to participating securities	(0.2)	(0.3)	(0.4)

Earnings available for common stockholders used in calculation of diluted earnings per common share	$375.8	$186.2	$56.0

Weighted average number of common shares outstanding, basic	50.2	49.7	48.8
Effect of shares issuable under share-based compensation plans	0.5	0.6	0.4

Weighted average number of common shares outstanding, diluted	50.7	50.3	49.2

Diluted earnings per common share	$7.42	$3.70	$1.14

The following awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share above because their effects were anti-dilutive:

	Years Ended June 30,
(in millions)	2025	2024	2023
Stock options	—	—	0.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Inventories

Inventories consisted of the following components at June 30, 2025 and 2024:

	June 30,
($ in millions)	2025	2024
Raw materials and supplies	$199.7	$164.0
Work in process	454.9	430.5
Finished and purchased products	139.2	140.9
Total inventories	$793.8	$735.4

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $344.5 million and $371.0 million higher as of June 30, 2025 and 2024, respectively. Current cost of LIFO-valued inventories was $993.1 million at June 30, 2025, and $954.2 million at June 30, 2024. There was no impact to cost of sales, net income or earnings per share from changes in LIFO-valued inventories during fiscal years 2025 or 2024. There were $2.5 million and $0.0 million of inventory impairments recorded in fiscal years 2025 and 2024.

7.    Property, Plant, Equipment and Software, net

Property, plant, equipment and software, net consisted of the following components at June 30, 2025 and 2024:

	June 30,
($ in millions)	2025	2024
Land	$41.6	$40.6
Buildings and building equipment	576.5	562.7
Machinery and equipment	2,547.5	2,454.4
Capitalized software	228.6	225.3
Construction in progress	103.1	68.2
Total at cost	3,497.3	3,351.2
Less: accumulated depreciation and amortization	2,137.9	2,016.0
Total property, plant, equipment and software, net	$1,359.4	$1,335.2

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30
Capitalized software	3 – 15

Depreciation for the years ended June 30, 2025, 2024 and 2023 was $116.7 million, $111.8 million and $107.9 million, respectively. Amortization related to capitalized software amounted to $16.8 million, $16.3 million and $16.3 million for the years ended June 30, 2025, 2024 and 2023, respectively. As a result of the actions taken to streamline operations in the Carpenter Additive business, during the quarter ended June 30, 2024, the Company announced the planned closure of the Carpenter Additive operations in the United Kingdom. As a result, the Company recorded impairment charges of $8.8 million related to property, plant, equipment and software during fiscal year 2024.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired by performing a multi-step impairment test. For the fiscal year 2025 annual impairment test, the Company performed a Step 0 qualitative approach for the SAO reporting unit and the Dynamet reporting unit whereas historically a Step 1 quantitative approach was performed. The Company determined that it is more likely than not that the carrying value of each of our reporting units exceeded their respective fair value and no goodwill impairment was recorded.

As of June 30, 2025, the Company has two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2025, was $195.5 million and represents 86 percent of total goodwill. The remaining goodwill of $31.8 million is associated with the Dynamet reporting unit in the PEP segment.

During fiscal year 2024, the fair value for the Company's reporting units was estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques. When preparing the quantitative impairment test, potential impairment is identified by comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The fair value is estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and the Dynamet reporting unit. The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The cash flow forecasts are developed based on assumptions about each reporting unit's markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance.

In preparing the financial statements for the quarter ended March 31, 2024, the Company identified an impairment triggering event in the Latrobe Distribution reporting unit within the PEP segment related to a decline in customer ordering patterns. This combined with market headwinds due to general industrial macroeconomic conditions including rising interest rates contributed to lower sales and profit margins compared to the established annual operation plan for fiscal year 2024. Despite efforts of the Company to mitigate the market challenges, results did not improve for the Latrobe Distribution reporting unit during the quarter ended March 31, 2024. In light of the market conditions at the time, the pace of growth in the future projections for the Latrobe Distribution reporting unit were lowered.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated goodwill impairment losses of $148.7 million are related solely to the PEP segment. The changes in the carrying amount of goodwill by reportable segment for fiscal years 2025 and 2024 were as follows:

	June 30,
($ in millions)	2023	Impairment	2024	2025
Goodwill	$376.0	$—	$376.0	$376.0
Accumulated impairment losses	(134.6)	(14.1)	(148.7)	(148.7)
Total goodwill	$241.4	$(14.1)	$227.3	$227.3

Specialty Alloys Operations	$195.5	$—	$195.5	$195.5
Performance Engineered Products	45.9	(14.1)	31.8	31.8
Total goodwill	$241.4	$(14.1)	$227.3	$227.3

Other Intangible Assets, Net

Other intangible assets, net consisted of the following as of June 30, 2025 and 2024:

		June 30, 2025			June 30, 2024
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	30	$29.9	$(28.2)	$1.7	$29.9	$(27.3)	$2.6
Customer relationships	15	70.8	(63.0)	7.8	70.8	(58.2)	12.6
Total other intangibles		$100.7	$(91.2)	$9.5	$100.7	$(85.5)	$15.2

The Company recorded $5.7 million of amortization expense related to intangible assets during fiscal year 2025, $6.5 million during fiscal year 2024 and $6.8 million during fiscal year 2023. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $5.7 million in fiscal year 2026, $3.8 million in fiscal year 2027 and $0.0 million in fiscal years 2028, 2029 and 2030.

As a result of the actions taken to streamline operations in the Carpenter Additive business, in the quarter ended June 30, 2024, the Company announced the planned closure of the Carpenter Additive operations in the United Kingdom. As a result, the Company recorded an impairment charge of $7.0 million related to a certain definite lived intangible asset during fiscal year 2024. There was no remaining carrying value for this asset as of June 30, 2024.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2025 and 2024:

	June 30,
($ in millions)	2025	2024
Accrued compensation and benefits	$142.6	$121.6
Accrued interest expense	18.5	18.5
Accrued postretirement benefits	15.3	15.4
Current portion of lease liabilities	8.0	8.8
Accrued taxes	5.7	4.2
Contract liabilities	5.2	12.3
Accrued pension liabilities	3.3	3.3
Accrued income taxes	3.3	1.0
Derivative financial instruments	2.2	3.6
Other	12.2	13.7
Total accrued liabilities	$216.3	$202.4

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

As of June 30, 2025, the Company had $1.1 million of issued letters of credit under the Credit Facility and no short-term borrowings, with the balance of $348.9 million available to the Company.

Interest on the borrowings under the Credit Facility accrue at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.75% to 2.50% (1.75% as of June 30, 2025), and for Base Rate-determined loans, from 0.75% to 1.50% (0.75% as of June 30, 2025). The Company also pays a quarterly commitment fee ranging from 0.250% to 0.375% (0.250% as of June 30, 2025), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.75% to 2.50% (1.75% as of June 30, 2025), with respect to letters of credit issued under the Credit Facility. As of June 30, 2025, the borrowing rate for the Credit Facility was 6.18%, however the Company had no short-term borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or thresholds triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of June 30, 2025, the Company was in compliance with all of the covenants of the Credit Facility.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt outstanding at June 30, 2025 and 2024 consisted of the following:

	June 30,
($ in millions)	2025	2024
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at June 30, 2025 and 2024)	$397.9	$397.2
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at June 30, 2025 and 2024)	297.5	297.0
Total debt	695.4	694.2
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$695.4	$694.2

Aggregate maturities of long-term debt for the five fiscal years subsequent to June 30, 2025, are $0.0 million for fiscal years 2026 through 2028, $400.0 million in fiscal year 2029 and $300.0 million in fiscal year 2030.

For the years ended June 30, 2025, 2024 and 2023, interest costs totaled $51.0 million, $52.6 million and $55.6 million, respectively, of which $2.6 million, $1.6 million and $1.5 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. The decrease in interest expense, net, for the fiscal year ended June 30, 2025, as compared to the fiscal year ended June 30, 2024, is due to no short-term borrowing activity under the Company's Credit Facility and higher capitalized interest in fiscal year 2025.

11.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.
The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association ("VEBA") Trust. During fiscal years 2025 and 2024, the Company funded benefit payments using assets in the VEBA Trust.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2025	2024	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$682.7	$848.2	$172.8	$182.3
Service cost	7.9	8.2	1.4	1.5
Interest cost	38.7	43.7	9.9	10.2
Benefits paid	(59.3)	(68.8)	(13.6)	(12.3)
Actuarial loss (gain)	9.1	(2.3)	0.6	(8.9)
Plan settlements	—	(147.2)	—	—
Other	(0.5)	0.9	—	—
Projected benefit obligation at end of year	678.6	682.7	171.1	172.8
Change in plan assets:
Fair value of plan assets at beginning of year	471.8	654.8	136.3	120.4
Actual return	48.0	18.5	17.0	25.6
Benefits paid	(59.3)	(68.8)	(13.6)	(12.3)
Contributions	67.9	14.5	3.6	2.6
Plan settlements	—	(147.2)	—	—
Fair value of plan assets at end of year	528.4	471.8	143.3	136.3
Funded status of the plans	$(150.2)	$(210.9)	$(27.8)	$(36.5)

Amounts recognized in the consolidated balance sheets:
Accrued liabilities - current	(3.3)	(3.3)	(15.3)	(15.4)
Accrued pension liabilities - noncurrent	(146.9)	(207.6)	—	—
Accrued postretirement benefits - noncurrent	—	—	(12.5)	(21.1)
Funded status of the plans	$(150.2)	$(210.9)	$(27.8)	$(36.5)

The following tables provide additional information for the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2025	2024	2025	2024
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$198.9	$215.4	$(66.8)	$(64.3)
Prior service cost	2.1	4.2	0.3	1.5
Total	$201.0	$219.6	$(66.5)	$(62.8)
Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of:
Net actuarial (gain) loss	$(9.2)	$15.5	$(8.1)	$(27.2)
Amortization of net (loss) gain	(7.3)	(8.0)	5.6	2.5
Amortization of prior service (cost) benefit	(2.1)	(2.1)	(1.2)	3.9
Settlement charge	—	(51.9)	—	—
Total, before tax effect	$(18.6)	$(46.5)	$(3.7)	$(20.8)
Additional information:
Accumulated benefit obligation for all pension plans	$674.2	$678.5	N/A	N/A

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended June 30, 2025, actuarial losses in pension plans were primarily impacted by a change in discount rate of $8.3 million partially offset by a change in plan experience of $0.4 million. Actuarial losses in other postretirement plans were primarily impacted by a change in discount rate of $3.0 million partially offset by a change in plan experience of $2.2 million and demographic assumption changes of $0.6 million. For the year ended June 30, 2024, actuarial gains in pension plans were impacted by a change in discount rate of $5.4 million partially offset by a change in plan experience of $3.1 million. Actuarial gains in other postretirement plans were impacted by a change in discount rate of $2.1 million and a change in plan experience of $4.9 million.

The following additional information is for plans with projected benefit obligations in excess of plan assets as of June 30, 2025 and 2024:

	Pension Plans		Other Postretirement Plans
($ in millions)	2025	2024	2025	2024
Projected benefit obligation	$678.6	$682.7	$171.1	$172.8
Fair value of plan assets	$528.4	$471.8	$143.3	$136.3

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2025 and 2024:

	Pension Plans		Other Postretirement Plans
($ in millions)	2025	2024	2025	2024
Accumulated benefit obligation	$674.2	$678.5	$171.1	$172.8
Fair value of plan assets	$528.4	$471.8	$143.3	$136.3

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the years ended June 30, 2025, 2024 and 2023 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2025	2024	2023	2025	2024	2023
Service cost	$7.9	$8.2	$8.1	$1.4	$1.5	$1.8
Interest cost	38.7	43.7	46.2	9.9	10.2	10.0
Expected return on plan assets	(29.7)	(35.9)	(45.3)	(8.4)	(7.3)	(6.8)
Amortization of net loss (gain)	7.3	8.0	9.5	(5.6)	(2.5)	(1.8)
Amortization of prior service cost (benefit)	2.1	2.1	2.1	1.2	(3.9)	(3.9)
Settlement charge	—	51.9	—	—	—	—
Net pension expense (income)	$26.3	$78.0	$20.6	$(1.5)	$(2.0)	$(0.7)

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

During the fiscal year ended June 30, 2024, the Company executed a buy-out annuity transaction for the Company's largest defined benefit plan. The Company determined that the annuity settlement and lump-sum payments exceeded the threshold of service cost and interest cost components and therefore settlement accounting was required. As a result, the Company recorded a noncash settlement charge of $51.9 million in the year ended June 30, 2024 within other expense, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Weighted-average assumptions used by the plans are as follows:

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2025	2024	2025	2024
Discount rate	5.82%	5.98%	5.76%	6.03%
Rate of compensation increase	3.32%	3.33%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for each fiscal year	Pension Plans			Other Postretirement Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.98%	5.89%	5.01%	6.07%	5.87%	5.02%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.25%	6.50%	6.50%	6.25%
Long-term rate of compensation increase	3.32%	3.28%	3.28%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2025	2024
Assumed health care cost trend rate	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2033	2031

 Amounts in other accumulated comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the fiscal year ended June 30, 2026, are:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost	$1.5	$0.2	$1.7
Amortization of net actuarial loss (gain)	6.5	(5.9)	0.6
Amortization of accumulated other comprehensive loss (gain)	$8.0	$(5.7)	$2.3

The Company's U.S. pension plans' weighted-average asset allocations at June 30, 2025 and 2024, by asset category are as follows:

	2025	2024
Equity securities	43.8%	42.4%
Fixed income securities	40.1%	31.6%
Real assets securities	16.1%	26.0%
Total	100.0%	100.0%

The Company's policy for developing a pension plan investment strategy includes the periodic development of an asset and liability study by an independent investment consultant. Management considers this study in establishing an asset allocation that is presented to and approved by the Company's Retirement Committee.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan's Investment Policy Statement. The assets related to the Company's other postretirement benefit plans are invested in approximately 100 percent U.S. equities. Management establishes the expected long-term rate of return assumption by reviewing historical trends and analyzing the current and projected market conditions in relation to the plan's asset allocation and risk management objectives. In determining the expected long-term rate of return, the Company considered historical returns for individual asset classes and the impact of active portfolio management.

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

The fair values of the Company's pension plan assets as of June 30, 2025 and 2024, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2025
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$23.2	$—	$—	$23.2
Commingled trust funds	—	—	504.3	504.3
Mortgage/asset backed securities and other	—	0.9	—	0.9
Fair value of plan assets at end of year	$23.2	$0.9	$504.3	$528.4

	June 30, 2024
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$7.2	$—	$—	$7.2
Commingled trust funds	—	—	464.1	464.1
Mortgage/asset backed securities and other	—	0.5	—	0.5
Fair value of plan assets at end of year	$7.2	$0.5	$464.1	$471.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company's other postretirement benefit plans as of June 30, 2025 and 2024, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2025
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled trust fund	$—	$—	$142.7	$142.7
Short-term investments	0.6	—	—	0.6
Fair value of plan assets at end of year	$0.6	$—	$142.7	$143.3

	June 30, 2024
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled trust fund	$—	$—	$129.7	$129.7
Short-term investments	6.6	—	—	6.6
Fair value of plan assets at end of year	$6.6	$—	$129.7	$136.3

Cash Flows — Employer Contributions

The Company made contributions to the qualified defined benefit pension plans of $64.8 million, $11.3 million and $0.0 million during fiscal years 2025, 2024 and 2023, respectively. The Company currently expects to make $23.5 million of required cash pension contributions to the domestic qualified defined benefit pension plans during fiscal year 2026. During the fiscal years ended June 30, 2025, 2024 and 2023, the Company made contributions of $3.2 million, $3.2 million and $3.6 million, respectively, to other non-qualified pension plans.

Estimated Future Benefit Payments

Pension benefits are currently paid from plan assets and other benefits are currently paid from both corporate assets and the VEBA trust. The benefit payments below, which reflect expected future service, as appropriate, are expected to be paid by fiscal year as follows:

($ in millions)	Pension Benefits	Other Benefits
2026	$64.1	$15.3
2027	$61.4	$15.2
2028	$59.5	$15.0
2029	$57.9	$14.8
2030	$56.3	$14.6
2031-2035	$259.6	$68.1

Other Benefit Plans

The Company also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions to the plans were $27.6 million, $26.5 million and $23.3 million in fiscal years 2025, 2024 and 2023, respectively.

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

During fiscal year 2025 the Company increased the liability for environmental remediation costs by $0.1 million. During fiscal year 2024, the Company increased the liability for environmental remediation costs by $0.8 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2025 and 2024 were $17.4 million and $17.3 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. Raw material prices as of June 30, 2025, were used for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to $279.9 million as of June 30, 2025. Of this amount, $213.8 million relates to fiscal year 2026, $60.6 million to fiscal year 2027, $3.8 million to fiscal year 2028, $1.1 million to fiscal year 2029 and $0.6 million to fiscal year 2030.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.    Share Repurchase Program

In July 2024, the Company's Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $400.0 million of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions. Under the terms of the share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. There is no stated expiration for the share repurchase program. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the share repurchase program may be suspended, modified or terminated at any time without prior notice. During the year ended June 30, 2025, the Company purchased 575,000 shares of its common stock on the open market for an aggregate of $101.9 million. The Company did not purchase any shares of its common stock during the year ended June 30, 2024. As of June 30, 2025, $298.1 million remains available for future purchases.

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

Total lease cost was $15.1 million, $14.6 million and $14.0 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The following table sets forth the components of the Company's lease cost for the fiscal years ended June 30, 2025, 2024 and 2023:

	Years Ended June 30,
($ in millions)	2025	2024	2023
Operating lease cost	$10.1	$11.0	$11.3
Short-term lease cost	5.7	4.4	3.8
Variable lease cost	0.2	0.2	0.1
Sublease income	(0.9)	(1.0)	(1.2)
Total lease cost	$15.1	$14.6	$14.0

Operating cash flow payments from operating leases	$10.8	$11.6	$12.3
Noncash ROU assets obtained in exchange for lease obligations	$3.9	$4.3	$9.9

The leases have a remaining term of one to twelve years. The following table sets forth the Company's weighted-average remaining lease term and weighted-average discount rate at June 30, 2025, 2024 and 2023:

	Years Ended June 30,
	2025	2024	2023
Weighted-average remaining lease term - operating leases	6.8 years	7.4 years	8.0 years
Weighted-average discount rate - operating leases	4.5%	4.4%	4.1%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company's ROU assets and lease liabilities at June 30, 2025 and June 30, 2024:

	June 30,
($ in millions)	2025	2024
Operating lease assets:
Other assets	$35.4	$39.0
Operating lease liabilities:
Accrued liabilities	$8.0	$8.8
Other liabilities	34.9	38.4
Total operating lease liabilities	$42.9	$47.2

Minimum lease payments by fiscal year for operating leases expiring subsequent to June 30, 2025, are as follows:

($ in millions)	Lease Payments
2026	$9.5
2027	8.7
2028	7.1
2029	5.6
2030	4.7
Thereafter	13.9
Total future minimum lease payments	49.5
Less: imputed interest	6.6
Total	$42.9

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2025	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.6
Liabilities:
Derivative financial instruments	$2.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$—
Liabilities:
Derivative financial instruments	$5.8

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2025		June 30, 2024
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$695.4	$712.4	$694.2	$709.1
Company-owned life insurance	$33.1	$33.1	$31.8	$31.8

The fair values of long-term debt as of June 30, 2025, and June 30, 2024, were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

For purposes of performing Step 1 of goodwill impairment testing, if applicable, the Company uses certain nonrecurring fair value measurements using significant unobservable inputs (Level 3). Fair value for purposes of the goodwill impairment test is based on a weighting of an income approach and a market approach. Under the income approach, fair value is determined based on a discounted cash flow technique that uses estimates of cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. Under the market approach, a market-based value is derived by relating multiples for earnings and cash flow measures for a group of comparable public companies to the same measure for each reporting unit to estimate fair value. The assumptions used by the Company to determine fair value of the reporting units are similar to those that would be used by market participants performing valuations.

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

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $22.8 million, $19.8 million and $16.4 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant. The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2025, 3,135,432 shares were available for awards which may be granted under this plan.

Director's Plan

The Director's Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2025, 147,737 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company's common stock on the date of grant. The options are typically exercisable after one to three years of service and expire no later than ten years from the grant date.

The fair value of stock options awarded in fiscal years 2025, 2024 and 2023 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2025	2024	2023
Expected volatility	55.6%	55.4%	54.0%
Dividend yield	0.5%	1.1%	2.2%
Risk-free interest rate	4.0%	4.6%	4.0%
Expected term (in years)	5.0	5.0	5.0

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information on the Company's outstanding and exercisable options is as follows:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2022	1,962,589	$42.96
Granted	27,956	$36.24
Exercised	(117,621)	$42.39
Withheld	(1,136)	44.90
Forfeited	(2,097)	$42.16
Expired	(61,517)	$49.67
Outstanding at June 30, 2023	1,808,174	$42.67
Granted	11,014	$70.64
Exercised	(835,532)	$45.06
Withheld	(369,042)	$39.81
Forfeited	(1,028)	$70.64
Outstanding at June 30, 2024	613,586	$41.61
Granted	12,891	$176.88
Exercised	(251,339)	$43.10
Withheld	(101,147)	$46.61
Outstanding at June 30, 2025	273,991	$44.76	3.8 years	$63.5

Exercisable at June 30, 2025	261,100	$38.23	3.5 years	$62.2

Exercise Price Range	Number Outstanding at June 30, 2025	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2025	Weighted Average Exercise Price
$18.26 - $50.00	235,805	3.4	$35.59	235,805	$35.59
$50.01 - $100.00	25,295	5.0	$62.91	25,295	$62.91
$100.01 - $150.00	—	0.0	$—	—	$—
$150.01 - $200.00	8,689	9.3	$161.82	—	$—
$200.01 - $208.01	4,202	9.6	$208.01	—	$—
	273,991		$44.76	261,100	$38.23

The weighted average grant date fair value of options awarded during fiscal years 2025, 2024 and 2023 was $88.78, $34.06 and $15.55, respectively. Share-based compensation charged against income related to stock options for the fiscal years ended June 30, 2025, 2024 and 2023 was $0.6 million, $0.4 million and $0.5 million, respectively. As of June 30, 2025, $0.7 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 1.9 years. Of the options outstanding at June 30, 2025, 96,936 relate to the Omnibus Plan and 177,055 relate to the Directors' Plan.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Amounts charged to compensation expense for restricted stock unit awards were $10.8 million, $9.8 million and $8.6 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. As of June 30, 2025, $8.1 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.5 years.

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Award Balance at June 30, 2022	515,664	$31.27
Time-based granted	285,268	$39.01
Vested	(246,306)	$31.37
Forfeited	(31,880)	$35.23
Restricted Award Balance at June 30, 2023	522,746	$35.18
Time-based granted	191,909	$61.42
Vested	(273,296)	$32.67
Forfeited	(40,262)	$45.19
Restricted Award Balance at June 30, 2024	401,097	$48.44
Time-based granted	84,122	$147.48
Vested	(203,195)	$44.48
Forfeited	(14,249)	$72.38
Restricted Award Balance at June 30, 2025	267,775	$81.28

The Company granted performance-based awards in fiscal years 2025, 2024 and 2023 within the Omnibus Plan. The awards are granted at a target number of shares. These awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. The actual number of shares awarded may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. These shares typically vest upon expiration of the performance period. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. In fiscal years 2025, 2024 and 2023 expense of $10.0 million, $8.3 million and $6.1 million was recognized for these awards, respectively. Compensation cost in fiscal year 2025 reflects higher performance attainment compared to fiscal years 2024 and 2023.

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

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2022	317,233	$31.89
Granted	38,433	$34.93
Distributed	(54,057)	$35.85
Dividend equivalents	5,962	$—
Outstanding at June 30, 2023	307,571	$30.75
Granted	21,590	$71.01
Distributed	(11,653)	$36.14
Forfeited	(1,912)	$70.64
Dividend equivalents	3,223	$—
Outstanding at June 30, 2024	318,819	$33.85
Granted	9,926	$165.33
Distributed	(6,670)	$36.70
Dividend equivalents	1,357	$—
Outstanding at June 30, 2025	323,432	$39.35

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year. This amounted to $1.4 million, $1.3 million and $1.2 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. As of June 30, 2025, $0.4 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.6 years.

17.    Derivatives and Hedging Activities

The Company, from time to time, uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives utilized during the fiscal years ended June 30, 2025 and 2024, and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2025, the Company had forward contracts to purchase 1.2 million pounds of certain raw materials with settlement dates through January 2027.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future purchase commitments for property, plant and equipment denominated in foreign currencies, principally the Euro, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI to the extent effective and reclassified to the cost of property, plant and equipment in the period during which the purchase transaction is completed or it becomes probable that the forecasted transaction will not occur.

Foreign Currency Derivatives: The Company also uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense (income), net. As of June 30, 2025, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2025 and 2024:

June 30, 2025 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Other current assets	$0.4	$—	$0.4
Other assets	0.1	0.1	0.2
Total asset derivatives	$0.5	$0.1	$0.6
Liability Derivatives:
Accrued liabilities	$—	$2.2	$2.2
Other liabilities	—	—	—
Total liability derivatives	$—	$2.2	$2.2

June 30, 2024 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Other current assets	$—	$—	$—
Other assets	—	—	—
Total asset derivatives	$—	$—	$—
Liability Derivatives:
Accrued liabilities	$—	$3.6	$3.6
Other liabilities	1.4	0.8	2.2
Total liability derivatives	$1.4	$4.4	$5.8

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $0.9 million and total liability derivatives would have been $2.5 million as of June 30, 2025.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2025, the Company had no cash collateral held by counterparties.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) gains related to cash flow hedges recognized during the fiscal years ended June 30, 2025, 2024 and 2023:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives Years Ended June 30,
($ in millions)	2025	2024	2023
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(2.3)	$(9.6)	$(8.8)
Foreign exchange contracts	0.3	—	—
Total	$(2.0)	$(9.6)	$(8.8)

		Amount of (Loss) Gain Reclassified from AOCI into Income Years Ended June 30,
($ in millions)	Location of (Loss) Gain Reclassified from AOCI into Income	2025	2024	2023
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(4.2)	$(11.0)	$7.7
Total		$(4.2)	$(11.0)	$7.7

The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded during the fiscal years ended June 30, 2025 and 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,108.5	$2,175.4

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	(4.2)	(11.0)
Total loss	$(4.2)	$(11.0)

The Company estimates that $1.4 million of net derivative losses included in AOCI as of June 30, 2025, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2025.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in AOCI associated with derivative hedging activities during the fiscal years ended June 30, 2025, 2024 and 2023 were as follows:

	Years Ended June 30,
($ in millions) (a)	2025	2024	2023
Balance, beginning	$(5.9)	$(7.0)	$5.5
Current period changes in fair value, net of tax	(1.5)	(7.3)	(6.7)
Reclassification to earnings, net of tax	3.2	8.4	(5.8)
Balance, ending	$(4.2)	$(5.9)	$(7.0)
(a)    All amounts are net of tax. Amounts in parentheses indicate debits.

18.    Income Taxes

Income (loss) before income taxes for the Company's domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2025	2024	2023
Domestic	$454.5	$224.1	$51.2
Foreign	12.8	(12.5)	21.3
Income before income taxes	$467.3	$211.6	$72.5

The expense (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2025	2024	2023
Current:
Federal	$89.8	$30.4	$8.6
State	14.5	4.2	2.6
Foreign	4.4	3.8	5.3
Total current	108.7	38.4	16.5
Deferred:
Federal	(16.1)	(10.1)	(0.9)
State	(1.3)	(2.7)	(0.5)
Foreign	—	(0.5)	1.0
Total deferred	(17.4)	(13.3)	(0.4)
Total income tax expense	$91.3	$25.1	$16.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company's effective income tax rates:

	Years Ended June 30,
(% of pre-tax income)	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4	2.7	2.8
Foreign tax rate differential	0.1	(0.3)	0.9
Research and development tax credit	(0.9)	(1.6)	(3.5)
Foreign derived intangible income deduction	(1.6)	(1.8)	—
Adjustments of prior years' income taxes	(0.1)	—	8.7
Non-deductible goodwill impairment	—	1.4	—
Tax benefit related to closure of Additive operations	—	(8.7)	—
Non-taxable income	(0.1)	(0.5)	(0.8)
Non-deductible expenses	0.4	6.4	(0.1)
Non-deductible compensation	1.2	1.6	1.4
Share-based compensation	(2.7)	(3.2)	—
Changes in valuation allowances	—	(4.7)	(7.4)
Law changes	—	—	0.4
Interest on prior tax positions	(0.2)	(0.4)	(1.3)
Other, net	—	—	0.1
Effective income tax rate	19.5%	11.9%	22.2%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company had state net operating loss carryforwards of $139.8 million expiring between fiscal years 2026 and 2045. A significant portion of the state net operating loss carryforwards are subject to an annual limitation that, under current law, is likely to limit future tax benefits to approximately $6.1 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be revised in the near term if estimates of future taxable income during the carryforward period change.

Valuation allowances increased by $0.2 million during fiscal year 2025. As a result of increases in estimates of projected future taxable income during the carryforward period, valuation allowance was reduced by $0.1 million for the expected realization of previously limited state tax credit carryforwards. This was offset by a $0.3 million increase in net operating losses incurred in certain jurisdictions for which no tax benefit was recognized.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below:

	June 30,
($ in millions)	2025	2024
Deferred tax assets:
Pensions	$26.3	$33.1
Postretirement provisions	11.3	14.4
Non-equity compensation	9.6	9.6
Net operating loss carryforwards	8.3	8.5
Tax credit carryforwards	1.6	2.0
Operating lease liabilities	8.1	8.9
Other	21.0	20.1
Gross deferred tax assets	86.2	96.6
Valuation allowances	(2.6)	(2.4)
Total deferred tax assets	83.6	94.2
Deferred tax liabilities:
Depreciation	198.4	219.6
Intangible assets	2.4	3.2
Inventories	28.3	28.2
Operating lease right-of-use assets	6.4	7.0
Other	3.1	2.8
Total deferred tax liabilities	238.6	260.8
Deferred tax liabilities, net	$155.0	$166.6

The Company does not have unrecognized tax benefits as of June 30, 2025, 2024 and 2023. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

19.    Other Expense, Net

Other expense, net consists of the following:

	Years Ended June 30,
($ in millions)	2025	2024	2023
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	$(3.5)	$(5.8)	$(3.3)
Interest income	(7.5)	(1.8)	(0.6)
Foreign exchange losses	1.1	1.8	0.4
Pension earnings, interest and deferrals	15.5	14.4	10.0
Pension settlement charge	—	51.9	—
Other	0.5	—	—
Total other expense, net	$6.1	$60.5	$6.5

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

The Company's CODM is the Chief Executive Officer. The measure of profit and loss that is used by the CODM to evaluate the performance of these operating segments is operating income. The CODM uses operating income when making decisions about allocating capital and personnel to the segments in the annual operating plan and monthly performance review processes. The CODM considers variances of actual results compared to the annual operating plan and subsequent forecasts for each segment. Operating income for each of the Company's reportable segments is comprised of the segment's net sales less directly related product costs and other operating expenses. Segment operating results exclude general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically identified income or expense items. Total net sales and operating earnings by segment include intersegment sales which are generally recorded at cost-plus a specified fee for a negotiated fixed price. All significant intersegment transactions have been eliminated from each reportable segment's net sales and earnings for all periods presented.

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, amortization of actuarial gains and losses and prior service costs and pension settlement charges is included within other expense, net, excluded from the business segments.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the fiscal years ended June 30, 2025, 2024 and 2023. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2025 and 2024.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net sales and operating income by segment for the years ended June 30, 2025, 2024 and 2023 are provided below. See Note 4 Revenue for comparative information of the Company's overall revenue by segment, end-use market and geographical location. Further disaggregation of revenue is impracticable.

	Year Ended June 30, 2025			Year Ended June 30, 2024			Year Ended June 30, 2023
($ in millions)	SAO	PEP	Total	SAO	PEP	Total	SAO	PEP	Total
Sales to external customers	$2,548.7	$328.4	$2,877.1	$2,432.8	$326.9	$2,759.7	$2,201.5	$348.8	$2,550.3
Intersegment sales	14.9	77.0	91.9	11.0	84.1	95.1	12.1	84.9	97.0
Total sales	2,563.6	405.4	2,969.0	2,443.8	411.0	2,854.8	2,213.6	433.7	2,647.3

Reconciliation of sales
Elimination of intersegment			(91.9)			(95.1)			(97.0)
Consolidated net sales			$2,877.1			$2,759.7			$2,550.3

Less: (a)
Cost of sales	1,855.8	344.0	2,199.8	1,923.0	349.5	2,272.5	1,934.9	373.0	2,307.9
Other segment items (b)	119.2	24.4	143.6	112.3	25.5	137.8	99.6	28.9	128.5
Segment operating income	588.6	37.0	625.6	408.5	36.0	444.5	179.1	31.8	210.9

Reconciliation of operating income
Corporate costs			(102.9)			(123.0)			(75.5)
Elimination of intersegment			(0.9)			1.6			(2.3)
Consolidated operating income			$521.8			$323.1			$133.1

Other items:
Interest expense, net			48.4			51.0			54.1
Other expense, net			6.1			60.5			6.5
Income before income taxes			$467.3			$211.6			$72.5

(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(b)    Other segment items for each reportable segment include selling, general and administrative expenses.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional data by segment for the years ended June 30, 2025, 2024 and 2023 is as follows:

Depreciation and Amortization	Years Ended June 30,
($ in millions)	2025	2024	2023
Specialty Alloys Operations	$117.3	$113.3	$110.0
Performance Engineered Products	16.5	16.3	15.6
Corporate	5.4	5.0	5.4
Consolidated depreciation and amortization	$139.2	$134.6	$131.0

Capital Expenditures	Years Ended June 30,
($ in millions)	2025	2024	2023
Specialty Alloys Operations	$135.9	$80.0	$70.2
Performance Engineered Products	15.0	13.2	10.1
Corporate	3.4	3.4	2.0
Consolidated capital expenditures	$154.3	$96.6	$82.3

Total Assets		June 30,
($ in millions)		2025	2024
Specialty Alloys Operations		$2,649.3	$2,542.2
Performance Engineered Products		413.5	431.5
Total segment assets		3,062.8	2,973.7
Corporate		433.2	334.8
Intersegment		(9.2)	(16.8)
Consolidated total assets		$3,486.8	$3,291.7

Geographic Location
Net Sales (a)	Years Ended June 30,
($ in millions)	2025	2024	2023
United States	$1,699.9	$1,623.0	$1,556.2
Europe	596.2	503.8	437.3
Asia Pacific	344.4	391.3	319.5
Mexico	121.5	120.1	124.0
Canada	61.2	70.1	60.1
Other	53.9	51.4	53.2
Consolidated net sales	$2,877.1	$2,759.7	$2,550.3
(a)     Net sales are attributed to geographic region based on the location of the customer.

Long-lived Assets (a)	June 30,
($ in millions)	2025	2024
United States	$1,354.4	$1,330.0
Europe	3.0	3.0
Mexico	1.2	1.3
Asia Pacific	0.4	0.5
Canada	0.4	0.4
Consolidated long-lived assets	$1,359.4	$1,335.2
(a)     Long-lived assets consists primarily of property, plant, equipment and software, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the years ended June 30, 2025 and 2024 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2024	$(5.9)	$(44.3)	$(43.7)	$(93.9)
Other comprehensive (loss) income before reclassifications	(1.5)	13.1	7.4	19.0
Amounts reclassified from AOCI (b)	3.2	3.8	—	7.0
Net other comprehensive income	1.7	16.9	7.4	26.0
Balances at June 30, 2025	$(4.2)	$(27.4)	$(36.3)	$(67.9)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2023	$(7.0)	$(95.5)	$(40.5)	$(143.0)
Other comprehensive (loss) income before reclassifications	(7.3)	8.8	(3.2)	(1.7)
Amounts reclassified from AOCI (b)	8.4	42.4	—	50.8
Net other comprehensive income (loss)	1.1	51.2	(3.2)	49.1
Balances at June 30, 2024	$(5.9)	$(44.3)	$(43.7)	$(93.9)
(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2025 and 2024:

		Amount Reclassified from AOCI
Details about AOCI Components		Years Ended June 30,
($ in millions) (a)	Location of loss	2025	2024
Cash flow hedging items:
Commodity contracts	Cost of sales	$(4.2)	$(11.0)
Total before tax		(4.2)	(11.0)
Tax benefit		1.0	2.6
Net of tax		$(3.2)	$(8.4)

		Amount Reclassified from AOCI
Details about AOCI Components		Years Ended June 30,
($ in millions) (a)	Location of (loss) gain	2025	2024
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss		$(1.7)	$(5.5)
Prior service (cost) benefit		(3.3)	1.8
Settlement charge		—	(51.9)
Total before tax	(b)	(5.0)	(55.6)
Tax benefit	(b)	1.2	13.2
Net of tax	(b)	$(3.8)	$(42.4)
(a)                       Amounts in parentheses indicate debits to income/loss.
(b)                       These AOCI components are included in the computation of net periodic benefit cost (see Note 11 for additional details).

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2025	2024	2023
Cost Data:
Repairs and maintenance costs	$128.6	$126.7	$101.4
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, plant, equipment and software	$15.3	$10.6	$13.6
Cash paid during the year for:
Interest payments, net	$48.4	$49.2	$50.9
Income tax payments, net	$93.6	$62.8	$9.9

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

The quarterly financial data below does not reflect special items as identified in Item 7 "Non-GAAP Financial Measures" discussed above. The fiscal year ended June 30, 2025, results include a special item from additional restructuring and asset impairment charges of $3.6 million as a result of the actions taken to streamline operations in the Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024. Special items included in the fiscal year ended June 30, 2024, results include: a goodwill impairment charge of $14.1 million; pre-tax restructuring and asset impairment charges of $16.9 million as a result of actions taken to streamline operations in the Carpenter Additive business; a noncash pension settlement charge of $51.9 million; and an $18.4 million U.S. tax benefit that was generated as a result of the Carpenter Additive restructuring actions.

Results of Operations
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2025
Net sales	$717.6	$676.9	$727.0	$755.6

Gross profit	$176.3	$177.5	$200.8	$213.9

Operating income	$113.6	$118.9	$137.8	$151.4

Net income	$84.8	$84.1	$95.4	$111.7

Fiscal Year 2024
Net sales	$651.9	$624.2	$684.9	$798.7

Gross profit	$124.1	$122.6	$147.0	$190.6

Operating income	$69.0	$69.8	$75.9	$108.3

Net income	$43.9	$42.7	$6.3	$93.6

Earnings per common share
(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2025
Basic earnings	$1.69	$1.68	$1.90	$2.23

Diluted earnings	$1.67	$1.66	$1.88	$2.21
Fiscal Year 2024
Basic earnings	$0.89	$0.86	$0.12	$1.87

Diluted earnings	$0.88	$0.85	$0.12	$1.85

Weighted average common shares outstanding
(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2025
Basic	50.1	50.2	50.2	50.1
Diluted	50.7	50.7	50.7	50.6
Fiscal Year 2024
Basic	49.2	49.7	49.7	50.0
Diluted	49.9	50.2	50.3	50.6

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)                                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2025. Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2025, were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                 Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the captions "Election of Directors" and "Corporate Governance."

The information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the caption "Corporate Governance."

The information concerning Carpenter's Code of Ethics and certain additional information relating to the Company's Corporate Governance is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the caption "Corporate Governance."

The information concerning the Audit/Finance Committee and its financial experts is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the caption "Audit/Finance Committee Report."

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the caption "General Information."

On October 15, 2024, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding our compliance with the NYSE's Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our annual report on Form 10-K for the fiscal year ended June 30, 2025, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter's public disclosures.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the captions "Compensation Discussion and Analysis" and "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the captions "Security Ownership of Principal Beneficial Owners" and "Directors, Nominees and Management Stock Ownership."

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	273,991	$44.76	3,283,169	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	273,991	$44.76	3,283,169	(1)

(1)                                Includes 3,135,432 shares available for issuance under the Third Amendment to the Carpenter Technology Corporation Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 147,737 shares available under the Second Amendment to the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2025, provided however that 6,668 shares, at an average purchase price of $230.62, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the captions "Corporate Governance" and "Executive Compensation."
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company's fiscal year 2025 definitive Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."
PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)                                 Financial Statements and Schedule:

(1)                     Consolidated Financial Statements.

The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8. "Financial Statements and Supplementary Data".

(2)                     Consolidated Financial Statements Schedule.

The following consolidated financial statements schedule should be read in conjunction with the consolidated financial statements:

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

† 10(W)	Offer Letter, dated February 18, 2022, by and between Carpenter Technology Corporation and Marshall Akins (filed herewith).

† 10(X)	Executive incentive bonus compensation plan of Carpenter Technology Corporation effective July 1, 2021 (Exhibit 10(CC) to our Annual Report on Form 10-K filed on August 19, 2021 and incorporated herein by reference).

† 10(Y)	First Amendment to the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation effective as of July 1, 2021 (Exhibit 10.B to our Quarterly Report on Form 10-Q filed on October 28, 2021 and incorporated herein by reference).

10(Z)	Fifth Supplemental Indenture, dated March 16, 2022, by and between Carpenter Technology Corporation and U.S. Bank National Association (Exhibit 4.2 to our Current Report on Form 8-K filed on March 16, 2022, and incorporated herein by reference).

10(AA)	Form of 7.625% Senior Notes due 2030 (Exhibit 4.3 to our Current Report on Form 8-K filed on March 16, 2022, and incorporated herein by reference).

† 10(BB)	Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan (Exhibit 10(FF) to our Annual Report on Form 10-K filed on August 15, 2022 and incorporated herein by reference).

† 10(CC)	Second Amendment to the Stock-Based Compensation Plan for Officers and Key Employees, as amended (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on April 27, 2023 and incorporated herein by reference).

10(DD)	Second Amended and Restated Credit Agreement dated as of April 14, 2023 by and among the Company, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association and U.S. Bank, National Association, each, as a documentation agent, and BofA Securities Inc. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners (filed herewith).

10(EE)	Amended and Restated Security Agreement dated as of April 14, 2023 by and among the Company, the grantors party thereto and Bank of America, N.A. as administrative agent for the secured parties. (Exhibit 10.2 to our Current Report on Form 8-K filed on April 18, 2023, and incorporated herein by reference).

†10(FF)	First Amendment to the Stock-Based Compensation Plan for Officers and Key Employees, as amended (Exhibit A to our Supplemental Proxy Statement filed on September 27, 2022 and incorporated herein by reference).

†10(GG)	Second Amendment to the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation (Exhibit 10(FF) to our Annual Report on Form 10-K filed on August 13, 2024 and incorporated herein by reference).

†10(HH)	Third Amendment to the Carpenter Technology Corporation Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended (Exhibit 10(GG) to our Annual Report on Form 10-K filed on August 13, 2024 and incorporated herein by reference).

†10(II)	Third Amendment to the Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (Exhibit 10(HH) to our Annual Report on Form 10-K filed on August 13, 2024 and incorporated herein by reference).

18	Preferability letter from PricewaterhouseCoopers LLP on change in date of annual goodwill impairment testing performed by the Company (Exhibit 18 to our Annual Report on Form 10-K filed August 15, 2022 and incorporated herein by reference).

19	Carpenter Technology Corporation Insider Trading Policy (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Timothy Lain (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (furnished herewith).

97	Carpenter Technology Corporation Clawback Policy for Executive Officers (Exhibit 97 to our Annual Report on Form 10-K filed on August 13, 2024 and incorporated herein by reference).

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

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

Date: August 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	President and Chief Executive Officer	August 12, 2025
Tony R. Thene	and Director
(Principal Executive Officer)

/s/ Timothy Lain	Senior Vice President and Chief Financial Officer	August 12, 2025
Timothy Lain	(Principal Financial Officer)

/s/ Elizabeth Socci	Vice President - Controller, Chief Accounting	August 12, 2025
Elizabeth Socci	Officer
(Principal Accounting Officer)

*	Chairman and Director	August 12, 2025
I. Martin Inglis

*	Director	August 12, 2025
Viola L. Acoff

*	Director	August 12, 2025
Julie Beck

*	Director	August 12, 2025
A. John Hart

*	Director	August 12, 2025
Steven E. Karol

*	Director	August 12, 2025
Kathleen Ligocki

*	Director	August 12, 2025
Charles McLane, Jr.

*	Director	August 12, 2025
Colleen Pritchett

*	Director	August 12, 2025
Stephen M. Ward, Jr.

*	Director	August 12, 2025
Ramin Younessi

*	Director	August 12, 2025
Howard Yu

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of: I. Martin Inglis, Viola L. Acoff, Julie Beck, A. John Hart, Steven E. Karol, Kathleen Ligocki, Charles McLane, Jr., Colleen Pritchett, Stephen M. Ward, Jr., Ramin Younessi and Howard Yu are being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2025
Allowance for doubtful accounts receivable	$4.0	$4.0	$(0.1)	$—	$7.9
Deferred tax valuation allowance	$2.4	$0.2	$—	$—	$2.6
Year Ended June 30, 2024
Allowance for doubtful accounts receivable	$3.1	$1.0	$(0.1)	$—	$4.0
Deferred tax valuation allowance	$13.6	$(11.2)	$—	$—	$2.4
Year Ended June 30, 2023
Allowance for doubtful accounts receivable	$3.3	$(0.4)	$0.2	$—	$3.1
Deferred tax valuation allowance	$21.3	$(7.7)	$—	$—	$13.6