Form 10-Q
period 2025-09-30
CARPENTER TECHNOLOGY CORP
filed 2025-10-23
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the issuer's common stock as of October 20, 2025, was 49,818,822.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$208.0	$315.5
Accounts receivable, net	613.6	575.5
Inventories	778.5	793.8
Other current assets	72.1	79.9
Total current assets	1,672.2	1,764.7
Property, plant, equipment and software, net	1,372.9	1,359.4
Goodwill	227.3	227.3
Other intangibles, net	8.1	9.5
Deferred income taxes	8.0	7.8
Other assets	113.7	118.1
Total assets	$3,402.2	$3,486.8

LIABILITIES
Current liabilities:
Accounts payable	$246.3	$267.4
Accrued liabilities	130.6	216.3
Total current liabilities	376.9	483.7
Long-term debt	695.7	695.4
Accrued pension liabilities	142.7	146.9
Accrued postretirement benefits	12.1	12.5
Deferred income taxes	169.0	162.8
Other liabilities	94.6	98.5
Total liabilities	1,491.0	1,599.8

Contingencies and commitments (see Note 10)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 57,243,135 shares at September 30, 2025 and 57,230,002 shares at June 30, 2025; outstanding 49,743,177 shares at September 30, 2025 and 49,707,379 shares at June 30, 2025	286.2	286.2
Capital in excess of par value	338.7	354.3
Reinvested earnings	1,822.6	1,710.2
Common stock in treasury (7,499,958 shares and 7,522,623 shares at September 30, 2025 and June 30, 2025, respectively), at cost	(468.6)	(395.8)
Accumulated other comprehensive loss	(67.7)	(67.9)
Total stockholders' equity	1,911.2	1,887.0
Total liabilities and stockholders' equity	$3,402.2	$3,486.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
(in millions, except per share data)	2025	2024
Net sales	$733.7	$717.6
Cost of sales	517.3	541.3
Gross profit	216.4	176.3

Selling, general and administrative expenses	63.1	59.1
Restructuring and asset impairment charges	—	3.6
Operating income	153.3	113.6

Interest expense, net	11.5	12.4
Other (income) expense, net	(3.0)	0.1

Income before income taxes	144.8	101.1
Income tax expense	22.3	16.3

Net income	$122.5	$84.8

EARNINGS PER COMMON SHARE:
Basic	$2.45	$1.69
Diluted	$2.43	$1.67

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50.1	50.1
Diluted	50.4	50.7
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2025	2024
Net income	$122.5	$84.8
Other comprehensive income (loss), net of tax:
Net gain on derivative instruments, net of tax of $(0.1) and $(0.2), respectively	0.3	0.6
Pension and postretirement benefits, net of tax of $(0.1) and $(0.3), respectively	0.4	1.0
Foreign currency translation	(0.5)	1.2
Total other comprehensive income, net of tax	0.2	2.8
Comprehensive income, net of tax	$122.7	$87.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2025	2024
OPERATING ACTIVITIES
Net income	$122.5	$84.8
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	36.0	33.8
Noncash restructuring and asset impairment charges	—	2.5
Deferred income taxes	5.8	(3.5)
Net pension expense	3.6	6.2
Share-based compensation expense	5.6	4.7
Net loss on disposals of property, plant and equipment	0.3	0.2
Changes in working capital and other:
Accounts receivable	(36.2)	(3.4)
Inventories	15.6	(16.8)
Other current assets	7.7	2.6
Accounts payable	(27.0)	9.1
Accrued liabilities	(85.9)	(68.5)
Pension plan contributions	(5.9)	(9.6)
Other postretirement plan contributions	(0.9)	(1.0)
Other, net	(2.0)	(0.9)
Net cash provided from operating activities	39.2	40.2
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(42.6)	(26.9)
Net cash used for investing activities	(42.6)	(26.9)
FINANCING ACTIVITIES
Dividends paid	(10.1)	(10.1)
Purchases of treasury stock	(49.1)	(32.1)
Proceeds from stock options exercised	0.5	3.7
Withholding tax payments on share-based compensation awards	(45.5)	(22.5)
Net cash used for financing activities	(104.2)	(61.0)
Effect of exchange rate changes on cash and cash equivalents	0.1	(1.2)
DECREASE IN CASH AND CASH EQUIVALENTS	(107.5)	(48.9)
Cash and cash equivalents at beginning of year	315.5	199.1
Cash and cash equivalents at end of period	$208.0	$150.2
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities: Purchase of property, plant, equipment and software	$21.1	$11.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2025	$286.2	$354.3	$1,710.2	$(395.8)	$(67.9)	$1,887.0
Net income			122.5			122.5
Net gain on derivative instruments, net of tax					0.3	0.3
Pension and postretirement benefits, net of tax					0.4	0.4
Foreign currency translation					(0.5)	(0.5)
Cash dividends:
Common @ $0.20 per share			(10.1)			(10.1)
Purchase of treasury stock				(49.1)		(49.1)
Share-based compensation plans		(15.3)		(23.7)		(39.0)
Stock options exercised	—	(0.3)				(0.3)
Balances at September 30, 2025	$286.2	$338.7	$1,822.6	$(468.6)	$(67.7)	$1,911.2

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2024	$284.9	$352.6	$1,374.5	$(289.3)	$(93.9)	$1,628.8
Net income			84.8			84.8
Net gain on derivative instruments, net of tax					0.6	0.6
Pension and postretirement benefits, net of tax					1.0	1.0
Foreign currency translation					1.2	1.2
Cash dividends:
Common @ $0.20 per share			(10.1)			(10.1)
Purchase of treasury stock				(32.1)		(32.1)
Share-based compensation plans		(11.2)		(4.2)		(15.4)
Stock options exercised	0.3	1.2				1.5
Balances at September 30, 2024	$285.2	$342.6	$1,449.2	$(325.6)	$(91.1)	$1,660.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2025, consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by U.S. GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "2025 Form 10-K"). Operating results for the three months ended September 30, 2025, are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter," "Carpenter Technology," the "Company," "Registrant," "Issuer," "we" and "our" refer to Carpenter Technology Corporation.

2.    Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the three months ended September 30, 2025, were $0.0 million compared to $3.6 million for the three months ended September 30, 2024.

During the three months ended September 30, 2024, the Company recorded restructuring and asset impairment charges of $3.6 million. This included $2.5 million of noncash pre-tax inventory impairment charges and $1.1 million of costs related to the decommissioning of property, plant and equipment. These costs were a result of actions taken to streamline operations in the Carpenter Additive business, as announced during the quarter ended June 30, 2024.

The reserve balances and activity for restructuring charges at September 30, 2025 and June 30, 2025 were as follows:

($ in millions)	September 30, 2025	June 30, 2025
Reserve balance at beginning of fiscal year	$—	$1.1
Restructuring charges excluding noncash impairments	—	1.1
Cash payments	—	(2.2)
Reserve balance at end of period	$—	$—

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

Recently Issued Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose the following: significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires public entities to provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods. ASU 2023-07 clarifies that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. The Company adopted the provisions of ASU 2023-07 in the fourth quarter of fiscal year 2025 and has adopted the provisions for interim disclosures in this first quarter of fiscal year 2026. ASU 2023-07 is a requirement for additional disclosure, as such it did not impact the consolidated financial statements other than the disclosure requirements in Note 16.

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $7.7 million and $5.2 million at September 30, 2025 and June 30, 2025, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the three months ended September 30, 2025 and 2024 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

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

Comparative information of the Company's overall revenue by end-use markets for the three months ended September 30, 2025 and 2024 was as follows:

End-Use Market	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$447.0	$26.1	$(2.2)	$470.9	$417.9	$24.0	$(4.5)	$437.4
Medical	52.9	36.2	(14.6)	74.5	61.1	41.8	(16.0)	86.9
Energy	53.9	0.8	—	54.7	51.6	0.9	—	52.5
Transportation	20.7	2.1	—	22.8	26.4	1.9	—	28.3
Industrial and Consumer	85.1	10.5	(2.7)	92.9	88.1	10.8	(7.7)	91.2
Distribution	—	17.9	—	17.9	—	21.4	(0.1)	21.3
Total net sales	$659.6	$93.6	$(19.5)	$733.7	$645.1	$100.8	$(28.3)	$717.6
Comparative information of the Company's overall revenue by geographic locations for the three months ended September 30, 2025 and 2024 was as follows:

Geographic Location	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$380.7	$57.8	$(6.1)	$432.4	$373.7	$58.3	$(10.9)	$421.1
Europe	154.6	15.4	(3.8)	166.2	129.8	16.3	(5.8)	140.3
Asia Pacific	82.1	10.6	(9.6)	83.1	94.4	11.7	(11.7)	94.4
Mexico	19.5	5.2	0.1	24.8	29.1	7.8	—	36.9
Canada	12.9	1.5	—	14.4	10.5	3.8	—	14.3
Other	9.8	3.1	(0.1)	12.8	7.6	2.9	0.1	10.6
Total net sales	$659.6	$93.6	$(19.5)	$733.7	$645.1	$100.8	$(28.3)	$717.6

5.    Earnings per Common Share

The Company calculates basic and diluted earnings per share using the two-class method. Under the two-class method, earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. No awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share because their effects were anti-dilutive for the three months ended September 30, 2025 and 2024.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2025	2024
Net income	$122.5	$84.8
Dividends allocated to participating securities	—	(0.1)
Earnings available for common stockholders used in calculation of basic earnings per common share	$122.5	$84.7

Weighted average number of common shares outstanding, basic	50.1	50.1

Basic earnings per common share	$2.45	$1.69

Net income	$122.5	$84.8
Dividends allocated to participating securities	—	(0.1)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$122.5	$84.7

Weighted average number of common shares outstanding, basic	50.1	50.1
Effect of shares issuable under share-based compensation plans	0.3	0.6
Weighted average number of common shares outstanding, diluted	50.4	50.7

Diluted earnings per common share	$2.43	$1.67

6.    Inventories

Inventories consisted of the following components as of September 30, 2025 and June 30, 2025:

($ in millions)	September 30, 2025	June 30, 2025
Raw materials and supplies	$191.7	$199.7
Work in process	450.4	454.9
Finished and purchased products	136.4	139.2
Total inventories	$778.5	$793.8

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company values other inventory at the lower of cost or net realizable value, determined by the first-in, first-out and average cost methods. As of September 30, 2025 and June 30, 2025, $147.9 million and $145.2 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2025 and June 30, 2025:

($ in millions)	September 30, 2025	June 30, 2025
Accrued compensation and benefits	$67.9	$142.6
Accrued postretirement benefits	15.3	15.3
Current portion of lease liabilities	8.5	8.0
Contract liabilities	7.7	5.2
Accrued interest expense	6.4	18.5
Accrued taxes	4.5	5.7
Accrued income taxes	3.9	3.3
Accrued pension liabilities	3.3	3.3
Derivative financial instruments	1.8	2.2
Other	11.3	12.2
Total accrued liabilities	$130.6	$216.3

8.    Pension and Other Postretirement Benefits

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	2025	2024
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$1.7	$1.9	$0.5	$0.4
Interest cost	9.3	9.7	2.4	2.5
Expected return on plan assets	(8.6)	(7.5)	(2.2)	(2.1)
Amortization of net loss (gain)	1.6	1.9	(1.5)	(1.4)
Amortization of prior service cost	0.4	0.5	—	0.3
Net pension expense (income)	$4.4	$6.5	$(0.8)	$(0.3)

During the three months ended September 30, 2025 and 2024, the Company made $5.9 million and $9.6 million, respectively, of cash contributions to its qualified defined benefit pension plans. The Company currently expects to make $17.6 million of required cash pension contributions to its domestic qualified defined benefit pension plans during the remainder of fiscal year 2026.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

As of September 30, 2025, the Company had $1.1 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of $348.9 million remains available to the Company.

Interest on the borrowings under the Credit Facility accrues at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.75% to 2.50% (1.75% as of September 30, 2025), and for Base Rate-determined loans, from 0.75% to 1.50% (0.75% as of September 30, 2025). The Company also pays a quarterly commitment fee ranging from 0.250% to 0.375% (0.250% as of September 30, 2025), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.75% to 2.50% (1.75% as of September 30, 2025), with respect to letters of credit issued under the Credit Facility. As of September 30, 2025, the borrowing rate for the Credit Facility was 6.01%, however, the Company had no short-term borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Facility, which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of September 30, 2025, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of September 30, 2025 and June 30, 2025 consisted of the following:

($ in millions)	September 30, 2025	June 30, 2025
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at September 30, 2025 and June 30, 2025)	$398.1	$397.9
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at September 30, 2025 and June 30, 2025)	297.6	297.5
Total debt	695.7	695.4
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$695.7	$695.4

For the three months ended September 30, 2025 and 2024, interest costs totaled $12.7 million and $12.8 million, respectively, of which $1.2 million and $0.4 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended September 30, 2025, the Company did not adjust the liability for environmental remediation costs. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2025 and June 30, 2025 were $17.4 million and $17.4 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

11.    Share Repurchase Program

In July 2024, the Company's Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $400.0 million of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions. Under the terms of the share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. There is no stated expiration for the share repurchase program. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the share repurchase program may be suspended, modified or terminated at any time without prior notice. During the three months ended September 30, 2025, the Company purchased 200,000 shares of its common stock on the open market for an aggregate of $49.1 million. As of September 30, 2025, $249.0 million remained available for future purchases.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2025	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.5
Liabilities:
Derivative financial instruments	$1.8

June 30, 2025	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.6
Liabilities:
Derivative financial instruments	$2.2

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2025		June 30, 2025
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$695.7	$709.9	$695.4	$712.4
Company-owned life insurance	$35.3	$35.3	$33.1	$33.1

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of long-term debt as of September 30, 2025 and June 30, 2025 were determined by using current interest rates for debt with terms and maturities similar to the Company's existing debt arrangements and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of Company-owned life insurance as of September 30, 2025 and June 30, 2025 reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

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

13.    Derivatives and Hedging Activities

The Company, from time to time, uses commodity forwards, interest rate swaps, forward interest rate swaps and foreign currency forwards to manage risks generally associated with commodity price, interest rate and foreign currency rate fluctuations. The following explains the various types of derivatives utilized during the three months ended September 30, 2025 and 2024, and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2025, the Company had forward contracts to purchase 0.6 million pounds of certain raw materials with settlement dates through January 2027.

Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future purchase commitments for property, plant and equipment denominated in foreign currencies, principally the Euro, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to the cost of property, plant and equipment in the period during which the purchase transaction is completed or expensed if it becomes probable that the forecasted transaction will not occur.

Foreign Currency Derivatives: The Company uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other (income) expense, net. As of September 30, 2025 and June 30, 2025, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2025 and June 30, 2025:

September 30, 2025	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$0.3	$—	$0.3
Other assets	0.1	0.1	0.2
Total asset derivatives	$0.4	$0.1	$0.5
Liability Derivatives:
Accrued liabilities	$—	$1.8	$1.8
Other liabilities	—	—	—
Total liability derivatives	$—	$1.8	$1.8

June 30, 2025	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$0.4	$—	$0.4
Other assets	0.1	0.1	0.2
Total asset derivatives	$0.5	$0.1	$0.6
Liability Derivatives:
Accrued liabilities	$—	$2.2	$2.2
Other liabilities	—	—	—
Total liability derivatives	$—	$2.2	$2.2

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives and total liability derivatives would have been $0.8 million and $2.1 million, respectively, as of September 30, 2025.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of September 30, 2025 and June 30, 2025, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the losses related to cash flow hedges recognized during the three months ended September 30, 2025 and 2024:

	Amount of Loss Recognized in AOCI on Derivatives
	Three Months Ended September 30,
($ in millions)	2025	2024
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(1.1)	$(1.1)
Foreign exchange contracts	(0.1)	—
Total	$(1.2)	$(1.1)

	Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended September 30,
($ in millions)		2025	2024
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of Sales	$(1.5)	$(1.8)
Total		$(1.5)	$(1.8)
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$517.3	$541.3

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$(1.5)	$(1.8)
Total loss	$(1.5)	$(1.8)

The Company estimates that $0.4 million of net derivative losses included in AOCI as of September 30, 2025, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the three months ended September 30, 2025.

As of September 30, 2025 and June 30, 2025, there were no amounts recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges of interest rate risk.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.    Other (Income) Expense, Net

Other (income) expense, net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2025	2024
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	$(2.5)	$(1.8)
Interest income	(2.2)	(2.3)
Foreign exchange losses	0.3	0.3
Pension earnings, interest and deferrals	1.4	3.9
Total other (income) expense, net	$(3.0)	$0.1

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

Income tax expense was $22.3 million, or 15.4 percent of pre-tax income for the three months ended September 30, 2025, as compared with income tax expense of $16.3 million, or 16.1 percent of pre-tax income for the three months ended September 30, 2024.

Income tax expense for the three months ended September 30, 2025, includes discrete tax benefits of $10.8 million attributable to employee share-based compensation. Income tax expense for the three months ended September 30, 2024, included discrete tax benefits of $6.8 million attributable to employee share-based compensation and $0.9 million for the impact of restructuring charges.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company's chief operating decision maker ("CODM") is the Chief Executive Officer. The measure of profit and loss that is used by the CODM to evaluate the performance of these operating segments is operating income. The CODM uses operating income when making decisions about allocating capital and personnel to the segments in the annual operating plan and monthly performance review processes. The CODM considers variances of actual results compared to the annual operating plan and subsequent forecasts for each segment. Operating income for each of the Company's reportable segments is comprised of the segment's net sales less directly related product costs and other operating expenses. Segment operating results exclude general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically identified income or expense items. Total net sales and operating earnings by segment include intersegment sales which are generally recorded at cost-plus a specified fee for a negotiated fixed price. All significant intersegment transactions have been eliminated from each reportable segment's net sales and earnings for all periods presented.

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs is included within other (income) expense, net, excluded from the business segments.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three months ended September 30, 2025 or September 30, 2024. No single customer accounted for 10 percent or more of the accounts receivable outstanding as of September 30, 2025 or June 30, 2025.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Net sales and operating income by segment for the three months ended September 30, 2025 and 2024 are provided below. See Note 4 Revenue for comparative information of the Company's overall revenue by segment, end-use market and geographical location. The Company believes further disaggregation of revenue is impracticable.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
($ in millions)	SAO	PEP	Total	SAO	PEP	Total
Sales to external customers	$656.1	$77.6	$733.7	$641.6	$76.0	$717.6
Intersegment sales	3.5	16.0	19.5	3.5	24.8	28.3
Total sales	659.6	93.6	753.2	645.1	100.8	745.9

Reconciliation of sales
Elimination of intersegment			(19.5)			(28.3)
Consolidated net sales			$733.7			$717.6

Less: (a)
Cost of sales	458.0	78.8	536.8	481.5	87.8	569.3
Other segment items (b)	30.9	5.4	36.3	29.1	5.7	34.8
Segment operating income	170.7	9.4	180.1	134.5	7.3	141.8

Reconciliation of operating income
Corporate costs (c)			(26.6)			(28.0)
Elimination of intersegment			(0.2)			(0.2)
Consolidated operating income			$153.3			$113.6

Other items:
Interest expense, net			11.5			12.4
Other income (expense), net			(3.0)			0.1
Income before income taxes			$144.8			$101.1
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(b)    Other segment items for each reportable segment primarily includes selling, general and administrative expenses.
(c)    Corporate costs include items that management considers not representative of ongoing operations, such as restructuring charges and other specifically identified income or expense items.

Additional data by segment for three months ended September 30, 2025 and 2024 is as follows:

Depreciation and Amortization	Three Months Ended September 30,
($ in millions)	2025	2024
Specialty Alloys Operations	$30.4	$28.6
Performance Engineered Products	4.4	3.9
Corporate	1.2	1.3
Consolidated depreciation and amortization	$36.0	$33.8

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Expenditures	Three Months Ended September 30,
($ in millions)	2025	2024
Specialty Alloys Operations	$38.9	$20.5
Performance Engineered Products	3.0	6.1
Corporate	0.7	0.3
Consolidated capital expenditures	$42.6	$26.9

Total Assets	September 30, 2025	June 30, 2025
($ in millions)
Specialty Alloys Operations	$2,686.1	$2,649.3
Performance Engineered Products	408.9	413.5
Total segment assets	3,095.0	3,062.8
Corporate	310.6	433.2
Intersegment	(3.4)	(9.2)
Consolidated total assets	$3,402.2	$3,486.8

Long-lived Assets (a)	September 30, 2025	June 30, 2025
($ in millions)
United States	$1,368.3	$1,354.4
Europe	2.8	3.0
Mexico	1.1	1.2
Asia Pacific	0.4	0.4
Canada	0.3	0.4
Consolidated long-lived assets	$1,372.9	$1,359.4
(a) Long-lived assets consists primarily of property, plant, equipment and software, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended September 30, 2025 and 2024 were as follows:

Three Months Ended September 30, 2025 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2025	$(4.2)	$(27.4)	$(36.3)	$(67.9)
Other comprehensive loss before reclassifications	(0.9)	—	(0.5)	(1.4)
Amounts reclassified from AOCI (b)	1.2	0.4	—	1.6
Total other comprehensive income (loss), net of tax	0.3	0.4	(0.5)	0.2
Balances at September 30, 2025	$(3.9)	$(27.0)	$(36.8)	$(67.7)

Three Months Ended September 30, 2024 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2024	$(5.9)	$(44.3)	$(43.7)	$(93.9)
Other comprehensive (loss) income before reclassifications	(0.8)	—	1.2	0.4
Amounts reclassified from AOCI (b)	1.4	1.0	—	2.4
Total other comprehensive income, net of tax	0.6	1.0	1.2	2.8
Balances at September 30, 2024	$(5.3)	$(43.3)	$(42.5)	$(91.1)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.
The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2025 and 2024:

Details about AOCI Components	Location of loss	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2025	2024
Cash flow hedging items:
Commodity contracts	Cost of sales	$(1.5)	$(1.8)
Total before tax		(1.5)	(1.8)
Tax benefit		0.3	0.4
Net of tax		$(1.2)	$(1.4)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about AOCI Components	Location of loss	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2025	2024
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(0.1)	$(0.5)
Prior service cost	(b)	(0.4)	(0.8)
Total before tax		(0.5)	(1.3)
Tax benefit		0.1	0.3
Net of tax		$(0.4)	$(1.0)

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2025 Form 10-K. Our discussions here focus on our results during or as of the three month period ended September 30, 2025, and the comparable period of fiscal year 2025, and to the extent applicable, on material changes from information discussed in the 2025 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2025 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

During the three months ended September 30, 2025, approximately 42 percent of our net sales were sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings (loss) when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer arrangements.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant remeasurement event occurs. We currently expect the total net pension expense for fiscal year 2026 will be $14.3 million as compared with total net pension expense of $24.8 million in fiscal year 2025. The lower expected expense for fiscal year 2026 reflects higher plan assets and a higher expected return on plan assets compared to fiscal year 2025.

The following is the net pension expense for the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,
($ in millions)	2025	2024
Pension plans	$4.4	$6.5
Other postretirement plans	(0.8)	(0.3)
Net pension expense	$3.6	$6.2

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

Net pension expense is recorded in accounts that are included in cost of sales, selling, general and administrative expenses and other (income) expense, net, based on the function of the associated employees and nature of expense. The following is a summary of the classification of net pension expense for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
($ in millions)	2025	2024
Service cost included in Cost of sales	$1.9	$2.0
Service cost included in Selling, general and administrative expenses	0.3	0.3
Pension earnings, interest and deferrals included in Other (income) expense, net	1.4	3.9
Net pension expense	$3.6	$6.2

As of September 30, 2025 and June 30, 2025, service cost amounts related to the net pension expense capitalized in gross inventory were $1.2 million and $1.6 million, respectively.

Operating Performance Overview and Outlook

In the quarter ended September 30, 2025, we reported operating income of $153.3 million compared to $113.6 million in the prior year same quarter. Excluding the special item, as identified below, adjusted operating income was $117.2 million in the three months ended September 30, 2024. The results for the quarter ended September 30, 2025, represent an increase of 31 percent over the previous first fiscal quarter and surpassed our fourth quarter of fiscal year 2025, which at that time was a record. The SAO segment realized $170.7 million of operating income with an operating margin of 25.9 percent, or adjusted operating margin of 32.0 percent, an increase over the prior year same quarter of 20.8 percent, or adjusted operating margin of 26.3 percent. The SAO performance was driven by higher sales and expanding margins and marks the fifteenth consecutive quarter with increasing adjusted operating margins in the SAO segment.

During the quarter ended September 30, 2025, we saw demand in our Aerospace and Defense end-use market pick up as the supply chain increases activity with the ramping build rates. As a result, we saw bookings for the Aerospace and Defense end-use market accelerate. We completed negotiations for several long-term agreements with aerospace customers, with significant price increases. Our ability to secure high-value contracts reflects our strong market position in an improving demand environment.

In addition to the strong operating performance, we generated $39.2 million of cash from operating activities in the three months ended September 30, 2025, as compared with cash generated from operating activities of $40.2 million in the three months ended September 30, 2024. Adjusted free cash flow was negative $3.4 million in the three months ended September 30, 2025, as compared with positive adjusted free cash flow of $13.3 million in the three months ended September 30, 2024. With a strong balance sheet and meaningful cash provided from operations, we will continue to take a balanced approach to capital allocation: sustaining our current asset base to achieve our targets and investing in high value growth initiatives like the recently announced brownfield capacity expansion while returning cash to shareholders. During the three months ended September 30, 2025, we repurchased 200,000 shares of our common stock on the open market for an aggregate of $49.1 million.

Looking over the long-term, we expect that the same dynamics that are driving our current performance will get stronger. Our expected future increases in operating income will be driven by increasing sales and expanding margins from improving productivity, product mix and pricing actions. The markets that we serve, in particular Aerospace and Defense and Energy have a strong multi-year outlook. We are investing to accelerate our growth with our recently announced brownfield expansion which will add primary and secondary melt capacity. We believe Carpenter Technology is well-positioned to achieve our goals and continue to grow over the long-term.

We are monitoring the status of the U.S. government shutdown and analyzing how a continued shutdown could impact our business. Additionally, we continue to closely monitor the evolving tariff news as well as engage with our customers and suppliers to analyze how tariffs could impact our business. We, as well as others in our industry, have established long-standing surcharge mechanisms to pass through changes in raw material prices to our customers. We are using and will continue to use these surcharge mechanisms to pass through the impact of any incremental tariffs on our raw material costs to our customers. As such, at this time, based on current information we believe that tariffs will not have a material impact on the Company.

Results of Operations — Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

For the three months ended September 30, 2025, we reported net income of $122.5 million, or $2.43 earnings per diluted share. This compares with net income for the three months ended September 30, 2024, of $84.8 million, or $1.67 earnings per diluted share. Excluding the special item, as identified below, adjusted earnings per diluted share was $1.73 for the three months ended September 30, 2024. The results for the three months ended September 30, 2025, reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the three months ended September 30, 2024. During the three months ended September 30, 2024, we recorded restructuring and asset impairment charges of $3.6 million as a result of actions taken to streamline operations in the Carpenter Additive business as announced during the quarter ended June 30, 2024.

Net Sales

Net sales for the three months ended September 30, 2025, were $733.7 million, which is a 2 percent increase over the three months ended September 30, 2024. Excluding surcharge revenue, sales increased 4 percent from the three months ended September 30, 2024. The results excluding surcharge revenue reflect realized price increases and improving product mix during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Excluding surcharge revenue, sales in the Aerospace and Defense end-use market increased 11 percent compared to the three months ended September 30, 2024.

Geographically, domestic net sales increased 3 percent from the three months ended September 30, 2024, to $432.4 million. Excluding surcharge revenue, domestic sales increased 5 percent from the three months ended September 30, 2024, driven by stronger sales in the Aerospace and Defense and Energy end-use markets. Sales outside the United States increased 2 percent from the three months ended September 30, 2024, to $301.3 million for the three months ended September 30, 2025. Excluding surcharge revenue, sales outside the United States increased 4 percent from the three months ended September 30, 2024, reflecting higher sales in Aerospace and Defense and Energy end-use markets in the European region offset by lower shipments in the Energy end-use market in the Asia Pacific region and lower sales in the Aerospace and Defense end-use market in Mexico compared to the three months ended September 30, 2024. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $0.5 million increase in net sales during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Net sales outside the United States represented 41 percent of net sales for the three months ended September 30, 2025 and 2024.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that disclosing net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Aerospace and Defense	$470.9	$437.4	$33.5	8%
Medical	74.5	86.9	(12.4)	(14)%
Energy	54.7	52.5	2.2	4%
Transportation	22.8	28.3	(5.5)	(19)%
Industrial and Consumer	92.9	91.2	1.7	2%
Distribution	17.9	21.3	(3.4)	(16)%
Total net sales	$733.7	$717.6	$16.1	2%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Aerospace and Defense	$388.3	$349.9	$38.4	11%
Medical	61.6	73.4	(11.8)	(16)%
Energy	42.5	39.4	3.1	8%
Transportation	17.9	21.1	(3.2)	(15)%
Industrial and Consumer	75.0	72.4	2.6	4%
Distribution	17.8	21.2	(3.4)	(16)%
Total net sales excluding surcharge revenue	$603.1	$577.4	$25.7	4%

Aerospace and Defense end-use market sales increased 8 percent from the three months ended September 30, 2024, to $470.9 million. Excluding surcharge revenue, sales increased 11 percent from the three months ended September 30, 2024. The results for the three months ended September 30, 2025, reflect double-digit increases in the Aerospace engine and fastener sub-markets driven by the need to maintain and replace aging fleets. The three months ended September 30, 2025, also reflect higher sales in the Defense end-use market for program specific applications.

Medical end-use market sales decreased 14 percent from the three months ended September 30, 2024, to $74.5 million. Excluding surcharge revenue, sales decreased 16 percent from the three months ended September 30, 2024. For the three months ended September 30, 2025, results reflect lower shipments as a result of the medical supply chain managing inventory levels closely, partially offset by realized price increases particularly in the dental sub-market compared to the three months ended September 30, 2024.

Energy end-use market sales of $54.7 million in the three months ended September 30, 2025 reflect a 4 percent increase from the three months ended September 30, 2024. Excluding surcharge revenue, sales increased 8 percent from the three months ended September 30, 2024. The results reflect higher demand in the power generation sub-market for both new and refurbished industrial gas turbines to power data centers partially offset by decreased rig counts and decreased shipments for material used in the oil and gas sub-market compared to the three months ended September 30, 2024.

Transportation end-use market sales decreased 19 percent from the three months ended September 30, 2024, to $22.8 million. Excluding surcharge revenue, sales decreased 15 percent from the three months ended September 30, 2024. The results reflect weaker consumer demand for light-duty vehicles partially offset by higher demand in specialty transportation applications compared to the three months ended September 30, 2024.

Industrial and Consumer end-use market sales increased 2 percent from the three months ended September 30, 2024, to $92.9 million. Excluding surcharge revenue, sales increased 4 percent from the three months ended September 30, 2024. The results reflect higher demand for semiconductor and consumer electronics materials in the Industrial and Consumer end-use market compared to the three months ended September 30, 2024.

Gross Profit

Our gross profit in the three months ended September 30, 2025 increased to $216.4 million, or 29.5 percent of net sales, as compared with $176.3 million, or 24.6 percent of net sales in the three months ended September 30, 2024. Excluding the impact of surcharge revenue, our adjusted gross margin in the three months ended September 30, 2025, was 35.9 percent as compared to 30.5 percent in the three months ended September 30, 2024. The increased gross profit for the three months ended September 30, 2025, reflects an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies.

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

	Three Months Ended September 30,
($ in millions)	2025	2024
Net sales	$733.7	$717.6
Less: surcharge revenue	130.6	140.2
Net sales excluding surcharge revenue	$603.1	$577.4

Gross profit	$216.4	$176.3

Gross margin	29.5%	24.6%

Gross margin excluding surcharge revenue	35.9%	30.5%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2025, were $63.1 million or 8.6 percent of net sales (10.5 percent of net sales excluding surcharge) as compared with $59.1 million or 8.2 percent of net sales (10.2 percent of net sales excluding surcharge) in the three months ended September 30, 2024. The selling, general and administrative expenses for the three months ended September 30, 2025, reflect higher salary, benefit and variable compensation costs and an increase in professional service fees compared to the three months ended September 30, 2024.

Restructuring and Asset Impairment Charges

During the three months ended September 30, 2025, there were no restructuring and asset impairment charges compared to $3.6 million in the three months ended September 30, 2024. The restructuring charges in the three months ended September 30, 2024, were a result of actions taken to streamline operations in our Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024.

Operating Income

Our operating income in the three months ended September 30, 2025, was $153.3 million, or 20.9 percent of net sales, as compared with operating income of $113.6 million, or 15.8 percent of net sales, in the three months ended September 30, 2024. Excluding surcharge revenue, adjusted operating margin was 25.4 percent for the three months ended September 30, 2025. Excluding surcharge revenue and the special item, adjusted operating margin was 20.3 percent for the three months ended September 30, 2024. The operating results for the three months ended September 30, 2025, reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the three months ended September 30, 2024, in which we recognized restructuring and asset impairment charges of $3.6 million related to actions taken to streamline operations in our Carpenter Additive business in the PEP segment.

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

	Three Months Ended September 30,
($ in millions)	2025	2024
Net sales	$733.7	$717.6
Less: surcharge revenue	130.6	140.2
Net sales excluding surcharge revenue	$603.1	$577.4

Operating income	$153.3	$113.6
Special item:
Restructuring and asset impairment charges	—	3.6
Adjusted operating income excluding special item	$153.3	$117.2

Operating margin	20.9%	15.8%

Adjusted operating margin excluding surcharge revenue and special item	25.4%	20.3%

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2025, was $11.5 million compared with $12.4 million in the three months ended September 30, 2024. Capitalized interest reduced interest expense by $1.2 million for the three months ended September 30, 2025, and $0.4 million for the three months ended September 30, 2024. The lower interest expense, net is due to increased capitalized interest in relation to the brownfield expansion, in the three months ended September 30, 2025.

Other (Income) Expense, Net

Other income, net for the three months ended September 30, 2025, was $3.0 million as compared with $0.1 million of other expense, net for the three months ended September 30, 2024. The three months ended September 30, 2025, reflect $1.4 million of expense from pension earnings, interest and deferrals compared to $3.9 million of expense from pension earnings, interest and deferrals in the three months ended September 30, 2024.

Income Taxes

Income tax expense was $22.3 million, or 15.4 percent of pre-tax income for the three months ended September 30, 2025, as compared with income tax expense of $16.3 million, or 16.1 percent of pre-tax income for the three months ended September 30, 2024.

Income tax expense for the three months ended September 30, 2025 includes discrete tax benefits of $10.8 million attributable to employee share-based compensation. Income tax expense for the three months ended September 30, 2024 included discrete tax benefits of $6.8 million attributable to employee share-based compensation and $0.9 million for the impact of restructuring charges.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. The provisions of the OBBBA have varying effective dates. The OBBBA allows an elective deduction for domestic research and development expenses, a reinstatement of elective 100 percent first-year bonus depreciation and modifies the tax rates on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. A quantitative estimate of the specific financial effects for future periods cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of the provisions in the OBBBA will depend on our facts in each fiscal year and anticipated guidance from the Internal Revenue Service.

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

The following table includes comparative information for our volumes by business segment:

Pounds sold	Three Months Ended September 30,		Pounds (Decrease) Increase	% (Decrease) Increase
(in thousands)	2025	2024
Specialty Alloys Operations	44,750	50,100	(5,350)	(11)%
Performance Engineered Products *	2,284	2,634	(350)	(13)%
Intersegment	(610)	(1,166)	556	48%
Total pounds sold	46,424	51,568	(5,144)	(10)%

* Pounds sold data for the PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Specialty Alloys Operations	$659.6	$645.1	$14.5	2%
Performance Engineered Products	93.6	100.8	(7.2)	(7)%
Intersegment	(19.5)	(28.3)	8.8	31%
Total net sales	$733.7	$717.6	$16.1	2%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Specialty Alloys Operations	$533.9	$510.9	$23.0	5%
Performance Engineered Products	87.2	92.4	(5.2)	(6)%
Intersegment	(18.0)	(25.9)	7.9	31%
Total net sales excluding surcharge revenue	$603.1	$577.4	$25.7	4%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Three Months Ended September 30,
($ in millions)	2025	2024
Net sales	$659.6	$645.1
Less: surcharge revenue	125.7	134.2
Net sales excluding surcharge revenue	$533.9	$510.9

Operating income	$170.7	$134.5

Operating margin	25.9%	20.8%

Adjusted operating margin excluding surcharge revenue	32.0%	26.3%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Three Months Ended September 30,
($ in millions)	2025	2024
Net sales	$93.6	$100.8
Less: surcharge revenue	6.4	8.4
Net sales excluding surcharge revenue	$87.2	$92.4

Operating income	$9.4	$7.3

Operating margin	10.0%	7.2%

Adjusted operating margin excluding surcharge revenue	10.8%	7.9%

Specialty Alloys Operations Segment

Net sales for the three months ended September 30, 2025 for the SAO segment increased 2 percent to $659.6 million, as compared with $645.1 million in the three months ended September 30, 2024. Excluding surcharge revenue, net sales for the three months ended September 30, 2025 increased 5 percent compared to the three months ended September 30, 2024. The higher sales are driven by realized price increases and improving product mix in the Aerospace and Defense and Energy end-use markets compared to the three months ended September 30, 2024.

Operating income for the SAO segment was $170.7 million or 25.9 percent of net sales (32.0 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2025, as compared with operating income of $134.5 million or 20.8 percent of net sales (26.3 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2024. This marks the fifteenth consecutive quarter with increasing adjusted operating margins in SAO. The operating income for the three months ended September 30, 2025, reflects stronger product mix and operational efficiency gains compared to the three months ended September 30, 2024.

Performance Engineered Products Segment

Net sales for the three months ended September 30, 2025 for the PEP segment decreased 7 percent to $93.6 million, as compared with $100.8 million in the three months ended September 30, 2024. Excluding surcharge revenue, net sales for the three months ended September 30, 2025, decreased 6 percent compared to the three months ended September 30, 2024. The current quarter results reflect lower sales in Medical and Distribution end-use markets partially offset by growth in the Aerospace and Defense end-use market.

Operating income for the PEP segment was $9.4 million or 10.0 percent of net sales (10.8 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2025, compared with operating income of $7.3 million or 7.2 percent of net sales (7.9 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2024. The improved results for the three months ended September 30, 2025 reflect improved operational efficiencies compared to the three months ended September 30, 2024.

Liquidity and Financial Resources

During the three months ended September 30, 2025, we generated cash from operating activities of $39.2 million as compared to $40.2 million in the three months ended September 30, 2024. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was negative $3.4 million in the three months ended September 30, 2025, as compared to positive $13.3 million for the three months ended September 30, 2024. The decrease in adjusted free cash flow for the three months ended September 30, 2025, reflects higher capital expenditures, namely from the brownfield expansion, compared to the three months ended September 30, 2024. Cash generated from inventory was $15.6 million in the three months ended September 30, 2025, compared to $16.8 million of cash used to build inventory in the three months ended September 30, 2024. During the three months ended September 30, 2025, cash flow was negatively impacted by $36.2 million of higher accounts receivable compared to $3.4 million of cash generated from accounts receivable in the three months ended September 30, 2024.

Capital expenditures for property, plant, equipment and software were $42.6 million for the three months ended September 30, 2025, as compared to $26.9 million for the three months ended September 30, 2024. In fiscal year 2026, we expect capital expenditures, including the brownfield expansion, to be in the range of $280.0 million to $300.0 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for the three months ended September 30, 2025, were $10.1 million which were the same as $10.1 million in the three months ended September 30, 2024. In the three months ended September 30, 2025 and 2024 we declared and paid quarterly dividends of $0.20 per share. Additionally, we will discretionarily use excess cash for a share repurchase program up to $400.0 million of our outstanding common stock. During the three months ended September 30, 2025, we repurchased 200,000 shares of our common stock on the open market for an aggregate of $49.1 million. During the three months ended September 30, 2024, we repurchased 230,000 shares of our common stock on the open market for an aggregate of $32.1 million. As of September 30, 2025, $249.0 million remained available for future purchases.

During the three months ended September 30, 2025, we made pension contributions of $5.9 million to our qualified defined benefit pension plans. We currently expect to make required contributions of $17.6 million to our domestic qualified defined benefit pension plans during the remainder of fiscal year 2026.

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

As of September 30, 2025, the borrowing rate for the Credit Facility was 6.01%, however, we had no short-term borrowings. As of September 30, 2025, we had $1.1 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $348.9 million, remains available to us.

We believe that our total liquidity of $556.9 million as of September 30, 2025, which includes total cash and cash equivalents of $208.0 million and available borrowing capacity of $348.9 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of September 30, 2025, we had cash and cash equivalents of $39.2 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the three months ended September 30, 2025, we repatriated no cash from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 4.00 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of September 30, 2025, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of September 30, 2025:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	15.48 to 1.00
Consolidated net leverage ratio	4.00 to 1.00 (maximum)	0.81 to 1.00

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

Adjusted Earnings Per Diluted Share

The following provides a reconciliation of adjusted earnings per diluted share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended September 30, 2025, as reported	$144.8	$(22.3)	$122.5	$2.43
Special item:
None reported	—	—	—	—

Three Months Ended September 30, 2025, as adjusted	$144.8	$(22.3)	$122.5	$2.43

* Impact per diluted share calculated using weighted average common shares outstanding of 50.4 million for the three months ended September 30, 2025.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended September 30, 2024, as reported	$101.1	$(16.3)	$84.8	$1.67
Special item:
Restructuring and asset impairment charges	3.6	(0.9)	2.7	0.06

Three Months Ended September 30, 2024, as adjusted	$104.7	$(17.2)	$87.5	$1.73

* Impact per diluted share calculated using weighted average common shares outstanding of 50.7 million for the three months ended September 30, 2024.

Management believes that the presentation of earnings per diluted share adjusted to exclude the impact of special items is helpful in analyzing the operating performance of the Company, as these items are not indicative of ongoing operating performance. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, the Company's Board of Directors and others. Our definitions and calculations of these items may not necessarily be the same as those used by other companies. Adjusted earnings per diluted share is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, earnings per diluted share calculated in accordance with U.S. GAAP.

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. The following provides a reconciliation of adjusted free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,
($ in millions)	2025	2024
Net cash provided from operating activities	$39.2	$40.2
Purchases of property, plant, equipment and software	(42.6)	(26.9)
Adjusted free cash flow	$(3.4)	$13.3

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the three months ended September 30, 2025, the liability for environmental remediation costs remained flat. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2025 and June 30, 2025 were $17.4 million and $17.4 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2025 Form 10-K Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 thereto.

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

As of September 30, 2025, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of September 30, 2025, was $195.5 million and represents 86 percent of total goodwill. The remaining goodwill recorded as of September 30, 2025, of $31.8 million is associated with the Dynamet reporting unit in the PEP segment.

For fiscal year 2025, we concluded that the qualitative assessment for each of the reporting units as of June 1, 2025 was appropriate given (a) just one year has passed since we performed a full valuation of the reporting units, (b) the June 1, 2024 valuations of our reporting units yielded significant cushions between the fair value and carrying value, and (c) there had been no significant adverse changes to the Company since the prior year. Based on the results of the qualitative analysis, and consideration of the totality of the positive and mitigating events and circumstances with adverse factors, we concluded there was no indication that it was more likely than not that any of our reporting units’ carrying values (with allocated goodwill) exceeded their respective fair values as of June 30, 2025.

When preparing the quantitative impairment test, if applicable, potential impairment is identified by comparing the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, any impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The discounted cash flow analysis for each reporting unit tested requires significant estimates and assumptions related to cash flow forecasts, discount rates, terminal values and income tax rates. The cash flow forecasts include significant judgments and assumptions related to revenue growth rates, which include perpetual growth rates, gross margin and weighted average cost of capital. The cash flow forecasts are developed based on assumptions about each reporting unit's markets, product offerings, pricing, capital expenditure and working capital requirements as well as cost performance.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the fiscal year ended June 30, 2025, and the exhibits attached to that filing. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, energy, transportation, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange and interest rates; (6) the effect of government trade actions, including tariffs; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cyber attacks and information technology or data security breaches; (17) the ability of suppliers to meet obligations due to supply chain disruptions or otherwise; (18) the ability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; (20) geopolitical, economic, and regulatory risks relating to our global business, including geopolitical and diplomatic tensions, instabilities and conflicts, such as the war in Ukraine, the war between Israel and HAMAS, the war between Israel and Hezbollah, Houthi attacks on commercial shipping vessels and other naval vessels as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (21) challenges affecting the commercial aviation industry or key participants including, but not limited to production and other challenges at The Boeing Company; (22) the impact of a continued shutdown of the U.S. government; and (23) the consequences of the announcement, maintenance or use of Carpenter Technology’s share repurchase program. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 13 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2025, we had approximately $0.6 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of September 30, 2025, is provided in Note 13 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2025, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chairman of the Board and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of September 30, 2025. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of September 30, 2025, were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's Chairman of the Board and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contingencies."

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part 1, Item 1A of our 2025 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2024, the Company's Board of Directors authorized a share repurchase program of up to $400.0 million of the Company's outstanding common stock. There is no stated expiration for the share repurchase program. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of September 30, 2025, $249.0 million of the $400.0 million remained available for future purchases. During the quarter ended September 30, 2025, the Company purchased 200,000 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1-31, 2025	—	$—	—	$298.1
August 1-31, 2025	150,000	247.01	150,000	261.1
September 1-30, 2025	50,000	241.47	50,000	249.0
Quarter ended September 30, 2025	200,000	$245.62	200,000	$249.0

In addition to the share repurchase program, for the quarter ended September 30, 2025, 171,121 shares, at an average purchase price of $266.74, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock as well as the cost obligations of stock options exercised. We do not consider this a share repurchase program.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description
31 (A)	Certification of Chairman of the Board and Chief Executive Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (filed herewith).

31 (B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a—14(a) and Rule 15d—14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chairman of the Board and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 23, 2025	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)