Form 10-Q
period 2026-03-31
CARPENTER TECHNOLOGY CORP
filed 2026-04-29
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the issuer's common stock as of April 27, 2026, was 49,685,612.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$294.8	$315.5
Accounts receivable, net	682.0	575.5
Inventories	839.2	793.8
Other current assets	81.6	79.9
Total current assets	1,897.6	1,764.7
Property, plant, equipment and software, net	1,433.3	1,359.4
Goodwill	227.3	227.3
Other intangibles, net	5.3	9.5
Deferred income taxes	8.0	7.8
Other assets	107.6	118.1
Total assets	$3,679.1	$3,486.8

LIABILITIES
Current liabilities:
Accounts payable	$322.6	$267.4
Accrued liabilities	185.7	216.3
Total current liabilities	508.3	483.7
Long-term debt	690.4	695.4
Accrued pension liabilities	134.7	146.9
Accrued postretirement benefits	10.9	12.5
Deferred income taxes	176.4	162.8
Other liabilities	90.8	98.5
Total liabilities	1,611.5	1,599.8

Contingencies and commitments (see Note 10)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 57,346,813 shares at March 31, 2026 and 57,230,002 shares at June 30, 2025; outstanding 49,685,074 shares at March 31, 2026 and 49,707,379 shares at June 30, 2025	286.7	286.2
Capital in excess of par value	349.9	354.3
Reinvested earnings	2,047.4	1,710.2
Common stock in treasury (7,661,739 shares and 7,522,623 shares at March 31, 2026 and June 30, 2025, respectively), at cost	(548.9)	(395.8)
Accumulated other comprehensive loss	(67.5)	(67.9)
Total stockholders' equity	2,067.6	1,887.0
Total liabilities and stockholders' equity	$3,679.1	$3,486.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$811.5	$727.0	$2,273.2	$2,121.5
Cost of sales	559.7	526.2	1,586.6	1,566.9
Gross profit	251.8	200.8	686.6	554.6

Selling, general and administrative expenses	65.3	63.0	191.5	180.6
Restructuring and asset impairment charges	—	—	—	3.6
Operating income	186.5	137.8	495.1	370.4

Interest expense, net	8.7	12.0	30.3	36.6
Debt extinguishment losses	—	—	15.6	—
Other expense (income), net	1.1	3.8	(2.3)	5.6

Income before income taxes	176.7	122.0	451.5	328.2
Income tax expense	37.1	26.6	84.1	63.9

Net income	$139.6	$95.4	$367.4	$264.3

EARNINGS PER COMMON SHARE:
Basic	$2.79	$1.90	$7.34	$5.27
Diluted	$2.77	$1.88	$7.29	$5.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50.0	50.2	50.1	50.2
Diluted	50.3	50.7	50.4	50.7
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Net income	$139.6	$95.4	$367.4	$264.3
Other comprehensive income (loss), net of tax:
Net (loss) gain on derivative instruments, net of tax of $0.2, $(0.7), $(0.1) and $(1.0) respectively	(0.5)	2.3	0.4	3.1
Pension and postretirement benefits, net of tax of $(0.1), $(0.3), $(0.4) and $(1.0) respectively	0.5	1.0	1.3	2.9
Foreign currency translation	(1.7)	3.4	(1.3)	(1.6)
Total other comprehensive (loss) income, net of tax	(1.7)	6.7	0.4	4.4
Comprehensive income, net of tax	$137.9	$102.1	$367.8	$268.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
($ in millions)	2026	2025
OPERATING ACTIVITIES
Net income	$367.4	$264.3
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	108.8	103.6
Noncash restructuring and asset impairment charges	—	2.5
Debt extinguishment losses	15.6	—
Deferred income taxes	12.8	(12.3)
Net pension expense	10.8	18.6
Share-based compensation expense	18.6	16.2
Net loss on disposals of property, plant and equipment	0.6	0.9
Changes in working capital and other:
Accounts receivable	(106.9)	(39.4)
Inventories	(45.1)	(93.3)
Other current assets	1.5	10.2
Accounts payable	33.6	(10.6)
Accrued liabilities	(31.0)	(14.0)
Pension plan contributions	(17.1)	(58.5)
Other postretirement plan contributions	(3.0)	(2.8)
Other, net	(1.7)	(3.1)
Net cash provided from operating activities	364.9	182.3
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(157.6)	(96.3)
Proceeds from disposals of property, plant and equipment	—	0.1
Net cash used for investing activities	(157.6)	(96.2)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of offering costs	692.1	—
Payments on long-term debt	(700.0)	—
Payments for debt extinguishment costs	(11.4)	—
Payments for debt issue costs	(4.1)	—
Dividends paid	(30.2)	(30.2)
Purchases of treasury stock	(133.9)	(77.8)
Proceeds from stock options exercised	13.9	12.2
Withholding tax payments on share-based compensation awards	(55.9)	(36.6)
Net cash used for financing activities	(229.5)	(132.4)
Effect of exchange rate changes on cash and cash equivalents	1.5	(1.3)
DECREASE IN CASH AND CASH EQUIVALENTS	(20.7)	(47.6)
Cash and cash equivalents at beginning of year	315.5	199.1
Cash and cash equivalents at end of period	$294.8	$151.5
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities: Purchase of property, plant, equipment and software	$36.9	$16.0

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at December 31, 2025	$286.6	$342.6	$1,917.9	$(495.9)	$(65.8)	$1,985.4
Net income			139.6			139.6
Net loss on derivative instruments, net of tax					(0.5)	(0.5)
Pension and postretirement benefits, net of tax					0.5	0.5
Foreign currency translation					(1.7)	(1.7)
Cash dividends:
Common @ $0.20 per share			(10.1)			(10.1)
Purchase of treasury stock				(52.7)		(52.7)
Share-based compensation plans		6.9		(0.3)		6.6
Stock options exercised	0.1	0.4				0.5
Balances at March 31, 2026	$286.7	$349.9	$2,047.4	$(548.9)	$(67.5)	$2,067.6

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at December 31, 2024	$285.6	$338.0	$1,523.2	$(333.7)	$(96.2)	$1,716.9
Net income			95.4			95.4
Net gain on derivative instruments, net of tax					2.3	2.3
Pension and postretirement benefits, net of tax					1.0	1.0
Foreign currency translation					3.4	3.4
Cash dividends:
Common @ $0.20 per share			(10.0)			(10.0)
Purchase of treasury stock				(37.5)		(37.5)
Share-based compensation plans		6.4		0.1		6.5
Stock options exercised	0.4	3.3				3.7
Balances at March 31, 2025	$286.0	$347.7	$1,608.6	$(371.1)	$(89.5)	$1,781.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2025	$286.2	$354.3	$1,710.2	$(395.8)	$(67.9)	$1,887.0
Net income			367.4			367.4
Net gain on derivative instruments, net of tax					0.4	0.4
Pension and postretirement benefits, net of tax					1.3	1.3
Foreign currency translation					(1.3)	(1.3)
Cash dividends:
Common @ $0.60 per share			(30.2)			(30.2)
Purchase of treasury stock				(133.9)		(133.9)
Share-based compensation plans		(7.5)		(19.2)		(26.7)
Stock options exercised	0.5	3.1				3.6
Balances at March 31, 2026	$286.7	$349.9	$2,047.4	$(548.9)	$(67.5)	$2,067.6

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2024	$284.9	$352.6	$1,374.5	$(289.3)	$(93.9)	$1,628.8
Net income			264.3			264.3
Net gain on derivative instruments, net of tax					3.1	3.1
Pension and postretirement benefits, net of tax					2.9	2.9
Foreign currency translation					(1.6)	(1.6)
Cash dividends:
Common @ $0.60 per share			(30.2)			(30.2)
Purchase of treasury stock				(77.8)		(77.8)
Share-based compensation plans		(0.2)		(4.0)		(4.2)
Stock options exercised	1.1	(4.7)				(3.6)
Balances at March 31, 2025	$286.0	$347.7	$1,608.6	$(371.1)	$(89.5)	$1,781.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2025, consolidated balance sheet data was derived from audited financial statements but does not include all of the disclosures required by U.S. GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the "2025 Form 10-K"). Operating results for the three and nine months ended March 31, 2026, are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter," "Carpenter Technology," the "Company," "Registrant," "Issuer," "we" and "our" refer to Carpenter Technology Corporation.

2.    Restructuring and Asset Impairment Charges

There were no restructuring and asset impairment charges for the three and nine months ended March 31, 2026, compared to $0.0 million and $3.6 million for the three and nine months ended March 31, 2025, respectively.

During the nine months ended March 31, 2025, the Company recorded restructuring and asset impairment charges of $3.6 million. This included $2.5 million of noncash pre-tax inventory impairment charges and $1.1 million of costs related to the decommissioning of property, plant and equipment. These costs were a result of actions taken to streamline operations in the Carpenter Additive business, as announced during the quarter ended June 30, 2024.

The reserve balances and activity for restructuring charges at March 31, 2026 and June 30, 2025 were as follows:

($ in millions)	March 31, 2026	June 30, 2025
Reserve balance at beginning of fiscal year	$—	$1.1
Restructuring charges excluding noncash impairments	—	1.1
Cash payments	—	(2.2)
Reserve balance at end of period	$—	$—

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

In December 2025, the FASB issued ASU 2025-12 Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. ASU 2025-12 is an update to correct, clarify and otherwise improve U.S. GAAP and is not expected to materially impact the consolidated financial statements and related disclosures.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $6.0 million and $5.2 million at March 31, 2026 and June 30, 2025, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the three and nine months ended March 31, 2026 and 2025 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

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

Comparative information of the Company's overall revenue by end-use markets for the three and nine months ended March 31, 2026 and 2025 was as follows:

End-Use Market	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$503.1	$34.3	$(3.2)	$534.2	$428.8	$29.5	$(3.6)	$454.7
Medical	51.6	28.3	(14.1)	65.8	58.0	41.5	(14.5)	85.0
Energy	66.1	2.9	—	69.0	44.3	2.0	0.1	46.4
Transportation	23.0	1.6	0.1	24.7	26.2	1.9	—	28.1
Industrial and Consumer	91.3	9.8	(4.1)	97.0	85.6	7.7	(2.8)	90.5
Distribution	—	20.8	—	20.8	—	22.3	—	22.3
Total net sales	$735.1	$97.7	$(21.3)	$811.5	$642.9	$104.9	$(20.8)	$727.0

End-Use Market	Nine Months Ended March 31, 2026				Nine Months Ended March 31, 2025
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,398.9	$86.5	$(8.2)	$1,477.2	$1,239.6	$77.9	$(11.9)	$1,305.6
Medical	159.2	90.7	(38.9)	211.0	176.8	125.2	(43.9)	258.1
Energy	168.6	5.9	—	174.5	137.5	4.8	—	142.3
Transportation	64.9	5.4	(0.1)	70.2	79.5	5.6	(0.1)	85.0
Industrial and Consumer	264.7	30.2	(10.4)	284.5	256.1	23.6	(12.8)	266.9
Distribution	—	55.8	—	55.8	—	63.7	(0.1)	63.6
Total net sales	$2,056.3	$274.5	$(57.6)	$2,273.2	$1,889.5	$300.8	$(68.8)	$2,121.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comparative information of the Company's overall revenue by geographic locations for the three and nine months ended March 31, 2026 and 2025 was as follows:

Geographic Location	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$421.0	$62.1	$(9.2)	$473.9	$375.6	$64.8	$(6.8)	$433.6
Europe	184.9	15.3	(3.7)	196.5	146.7	19.6	(5.7)	160.6
Asia Pacific	75.6	9.4	(8.4)	76.6	79.6	8.4	(8.2)	79.8
Mexico	27.2	6.3	—	33.5	12.5	7.2	(0.1)	19.6
Canada	14.9	2.3	—	17.2	16.2	3.1	—	19.3
Other	11.5	2.3	—	13.8	12.3	1.8	—	14.1
Total net sales	$735.1	$97.7	$(21.3)	$811.5	$642.9	$104.9	$(20.8)	$727.0

Geographic Location	Nine Months Ended March 31, 2026				Nine Months Ended March 31, 2025
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$1,192.4	$169.0	$(21.1)	$1,340.3	$1,116.2	$181.0	$(23.3)	$1,273.9
Europe	472.6	45.0	(9.6)	508.0	369.9	52.0	(15.6)	406.3
Asia Pacific	236.4	30.0	(26.9)	239.5	254.7	30.6	(29.8)	255.5
Mexico	75.6	17.1	—	92.7	77.5	21.5	0.1	99.1
Canada	44.7	5.1	0.1	49.9	39.1	9.0	—	48.1
Other	34.6	8.3	(0.1)	42.8	32.1	6.7	(0.2)	38.6
Total net sales	$2,056.3	$274.5	$(57.6)	$2,273.2	$1,889.5	$300.8	$(68.8)	$2,121.5

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Earnings per Common Share

The Company calculates basic and diluted earnings per share using the two-class method. Under the two-class method, earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. No awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share because their effects were anti-dilutive for the three and nine months ended March 31, 2026 and 2025.

The calculations of basic and diluted earnings per common share for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions, except per share data)	2026	2025	2026	2025
Net income	$139.6	$95.4	$367.4	$264.3
Dividends allocated to participating securities	(0.1)	—	(0.1)	(0.1)
Earnings available for common stockholders used in calculation of basic earnings per common share	$139.5	$95.4	$367.3	$264.2

Weighted average number of common shares outstanding, basic	50.0	50.2	50.1	50.2

Basic earnings per common share	$2.79	$1.90	$7.34	$5.27

Net income	$139.6	$95.4	$367.4	$264.3
Dividends allocated to participating securities	(0.1)	—	(0.1)	(0.1)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$139.5	$95.4	$367.3	$264.2

Weighted average number of common shares outstanding, basic	50.0	50.2	50.1	50.2
Effect of shares issuable under share-based compensation plans	0.3	0.5	0.3	0.5
Weighted average number of common shares outstanding, diluted	50.3	50.7	50.4	50.7

Diluted earnings per common share	$2.77	$1.88	$7.29	$5.21

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Inventories

Inventories consisted of the following components as of March 31, 2026 and June 30, 2025:

($ in millions)	March 31, 2026	June 30, 2025
Raw materials and supplies	$182.5	$199.7
Work in process	487.9	454.9
Finished and purchased products	168.8	139.2
Total inventories	$839.2	$793.8

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company values other inventory at the lower of cost or net realizable value, determined by the first-in, first-out and average cost methods. As of March 31, 2026 and June 30, 2025, $163.4 million and $145.2 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

7.    Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2026 and June 30, 2025:

($ in millions)	March 31, 2026	June 30, 2025
Accrued compensation and benefits	$128.7	$142.6
Accrued postretirement benefits	15.3	15.3
Current portion of lease liabilities	8.9	8.0
Contract liabilities	6.0	5.2
Accrued taxes	5.2	5.7
Accrued interest expense	3.3	18.5
Accrued pension liabilities	3.3	3.3
Accrued income taxes	1.7	3.3
Derivative financial instruments	1.4	2.2
Other	11.9	12.2
Total accrued liabilities	$185.7	$216.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Pension and Other Postretirement Benefits

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	2026	2025
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$1.8	$1.9	$0.4	$0.4
Interest cost	9.3	9.7	2.3	2.5
Expected return on plan assets	(8.6)	(7.5)	(2.2)	(2.1)
Amortization of net loss (gain)	1.6	1.9	(1.5)	(1.4)
Amortization of prior service cost	0.4	0.5	0.1	0.3
Net pension expense (income)	$4.5	$6.5	$(0.9)	$(0.3)

	Nine Months Ended March 31,
	2026	2025	2026	2025
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$5.3	$6.0	$1.2	$1.0
Interest cost	28.0	29.0	7.1	7.5
Expected return on plan assets	(25.9)	(22.5)	(6.6)	(6.3)
Amortization of net loss (gain)	4.8	5.7	(4.4)	(4.2)
Amortization of prior service cost	1.1	1.5	0.2	0.9
Net pension expense (income)	$13.3	$19.7	$(2.5)	$(1.1)

During the nine months ended March 31, 2026 and 2025, the Company made $17.1 million and $58.5 million, respectively, of cash contributions to its qualified defined benefit pension plans. The Company currently expects to make $6.4 million of required cash pension contributions to its domestic qualified defined benefit pension plans during the remainder of fiscal year 2026.

9.    Debt

On November 20, 2025, the Company completed its offering and sale of $700.0 million in aggregate principal amount of 5.625% Senior Notes due 2034 (the "2034 Notes"). The 2034 Notes accrue interest at the rate of 5.625% per annum, with interest payable in cash semi-annually in arrears on March 1 and September 1, commencing March 1, 2026. The 2034 Notes will mature on March 1, 2034. The 2034 Notes are senior indebtedness of the Company, ranking equally in right of payment with all its existing and future senior indebtedness and senior to any future subordinated indebtedness. The Company used the net proceeds from the issuance of the 2034 Notes to repay, in November 2025, $400.0 million and $300.0 million in aggregate principal amount of its senior unsecured Notes due July 2028 and March 2030, respectively, including any interest and premium due thereon, thereby redeeming such notes in full.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Credit Facility is an unsecured revolving credit facility with a commitment of $500.0 million subject to the right, from time to time, to request an increase of the commitment not in excess of $650.0 million and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Company has the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers. As of March 31, 2026, the Company had $1.0 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of $499.0 million remains available to the Company.

Interest on the borrowings under the Credit Facility accrues at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.375% to 2.150% (1.625% as of March 31, 2026), and for Base Rate-determined loans, from 0.500% to 1.250% (0.750% as of March 31, 2026). The Company also pays a quarterly commitment fee ranging from 0.200% to 0.300% (0.225% as of March 31, 2026), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.375% to 2.150% (1.625% as of March 31, 2026), with respect to letters of credit issued under the Credit Facility. As of March 31, 2026, the borrowing rate for the Credit Facility was 5.390%, however, the Company had no short-term borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Facility, which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 3.50 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of March 31, 2026, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of March 31, 2026 and June 30, 2025 consisted of the following:

($ in millions)	March 31, 2026	June 30, 2025
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at June 30, 2025)	$—	$397.9
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at June 30, 2025)	—	297.5
Senior unsecured notes, 5.625% due March 2034 (face value of $700.0 million at March 31, 2026)	690.4	—
Total debt	690.4	695.4
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$690.4	$695.4

For the three months ended March 31, 2026 and 2025, interest costs totaled $10.6 million and $12.7 million, respectively, of which $1.9 million and $0.7 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. For the nine months ended March 31, 2026 and 2025, interest costs totaled $35.0 million and $38.2 million, respectively, of which $4.7 million and $1.6 million, respectively, were capitalized as part of the cost of property, plant, equipment and software.

There were no debt extinguishment losses for the three months ended March 31, 2026 and 2025. For the nine months ended March 31, 2026, debt extinguishment losses were $15.6 million related to the prepayment, in full, of the senior unsecured Notes due July 2028 and March 2030. This consisted of $11.4 million of debt prepayment costs and $4.2 million of accelerated issue costs. There were no debt extinguishment losses for the nine months ended March 31, 2025.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the nine months ended March 31, 2026, the Company increased the liability for environmental remediation costs by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2026 and June 30, 2025 were $17.5 million and $17.4 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Share Repurchase Program

In July 2024, the Company's Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $400.0 million of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions. Under the terms of the share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. There is no stated expiration for the share repurchase program. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the share repurchase program may be suspended, modified or terminated at any time without prior notice. During the nine months ended March 31, 2026, the Company purchased 445,000 shares of its common stock on the open market for an aggregate of $133.9 million. The fiscal year 2025 purchases totaled $101.9 million. As of March 31, 2026, $164.2 million remained available for future purchases.

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

March 31, 2026	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.5
Liabilities:
Derivative financial instruments	$1.5

June 30, 2025	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.6
Liabilities:
Derivative financial instruments	$2.2

The Company's derivative financial instruments have historically consisted of commodity forward contracts and foreign currency forward contracts. These instruments are measured at fair value using the market method valuation technique. The inputs to this technique utilize information related to commodity prices and foreign exchange rates published by third party leading financial news and data providers. This is observable data; however, the valuation of these instruments is not based on actual transactions for the same instruments and, as such, they are classified as Level 2. The Company's use of derivatives and hedging policies are more fully discussed in Note 13. Derivatives and Hedging Activities.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with U.S. GAAP.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	March 31, 2026		June 30, 2025
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$690.4	$695.0	$695.4	$712.4
Company-owned life insurance	$33.4	$33.4	$33.1	$33.1

The fair values of long-term debt as of March 31, 2026 and June 30, 2025 were determined by using current quoted prices for the Company's existing debt arrangements that are traded infrequently and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of Company-owned life insurance as of March 31, 2026 and June 30, 2025 reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

13.    Derivatives and Hedging Activities

The Company, from time to time, uses commodity forwards and foreign currency forwards to manage risks generally associated with commodity price and foreign currency rate fluctuations. The following explains the various types of derivatives utilized during the three and nine months ended March 31, 2026 and 2025, and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of March 31, 2026, the Company had forward contracts to purchase 0.2 million pounds of certain raw materials with settlement dates through April 2027.

Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future purchase commitments for property, plant and equipment denominated in foreign currencies, principally the Euro, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to the cost of property, plant and equipment in the period during which the purchase transaction is completed or expensed if it becomes probable that the forecasted transaction will not occur. As of March 31, 2026 and June 30, 2025, the fair value of the outstanding foreign currency forwards designated as hedging instruments were not material.

Fair Value Hedging — Foreign currency forward contracts: The Company uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other expense (income), net. As of March 31, 2026 and June 30, 2025, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of March 31, 2026 and June 30, 2025:

March 31, 2026	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$0.2	$0.3	$0.5
Other assets	—	—	—
Total asset derivatives	$0.2	$0.3	$0.5
Liability Derivatives:
Accrued liabilities	$—	$1.4	$1.4
Other liabilities	—	0.1	0.1
Total liability derivatives	$—	$1.5	$1.5

June 30, 2025	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$0.4	$—	$0.4
Other assets	0.1	0.1	0.2
Total asset derivatives	$0.5	$0.1	$0.6
Liability Derivatives:
Accrued liabilities	$—	$2.2	$2.2
Other liabilities	—	—	—
Total liability derivatives	$—	$2.2	$2.2

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives and total liability derivatives would have been $0.7 million and $1.7 million, respectively, as of March 31, 2026.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of March 31, 2026 and June 30, 2025, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the gains and (losses) related to cash flow hedges recognized during the three and nine months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$0.3	$2.4	$(0.9)	$0.1
Foreign exchange contracts	(0.1)	—	(0.3)	—
Total	$0.2	$2.4	$(1.2)	$0.1

	Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
		Three Months Ended March 31,
($ in millions)		2026	2025
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of Sales	$0.8	$(0.7)
Total		$0.8	$(0.7)

($ in millions)	Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
		Nine Months Ended March 31,
		2026	2025
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(1.7)	$(3.9)
Total		$(1.7)	$(3.9)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded during the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$559.7	$526.2

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of gain (loss) reclassified from AOCI to income	$0.8	$(0.7)
Total gain (loss)	$0.8	$(0.7)

	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,586.6	$1,566.9

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$(1.7)	$(3.9)
Total loss	$(1.7)	$(3.9)

The Company estimates that $0.9 million of net derivative losses included in AOCI as of March 31, 2026, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the three and nine months ended March 31, 2026.

14.    Other Expense (Income), Net

Other expense (income), net consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Interest income	$(2.0)	$(1.6)	$(6.1)	$(5.5)
Unrealized losses (gains) on company-owned life insurance contracts and investments held in rabbi trusts	1.6	1.3	(1.5)	(0.6)
Pension earnings, interest and deferrals	1.4	3.9	4.3	11.6
Foreign exchange losses	0.2	0.2	1.0	—
Other	(0.1)	—	—	0.1
Total other expense (income), net	$1.1	$3.8	$(2.3)	$5.6

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

Income tax expense was $37.1 million, or 21.0 percent of income before income taxes for the three months ended March 31, 2026, as compared with income tax expense of $26.6 million, or 21.8 percent of income before income taxes for the three months ended March 31, 2025. Income tax expense was $84.1 million, or 18.6 percent of income before income taxes for the nine months ended March 31, 2026, as compared with income tax expense of $63.9 million, or 19.5 percent of income before income taxes for the nine months ended March 31, 2025.

Income tax expense for the three months ended March 31, 2026, includes discrete tax benefits of $1.6 million attributable to employee share-based compensation and $2.5 million as a result of changes in the Company's prior year tax positions. Income tax expense for the three months ended March 31, 2025, included discrete tax benefits of $3.2 million attributable to employee share-based compensation.

Income tax expense for the nine months ended March 31, 2026, includes discrete tax benefits of $17.0 million attributable to employee share-based compensation, $3.6 million associated with the debt prepayment costs and $2.5 million as a result of changes in the Company's prior year tax positions. Income tax expense for the nine months ended March 31, 2025, included discrete tax benefits of $13.0 million attributable to employee share-based compensation.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs is included within other expense (income), net, excluded from the business segments.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three and nine months ended March 31, 2026 or March 31, 2025. No single customer accounted for 10 percent or more of the accounts receivable outstanding as of March 31, 2026 or June 30, 2025.

See Note 4 Revenue for comparative information of the Company's overall revenue by segment, end-use market and geographical location. The Company believes further disaggregation of revenue is impracticable. Net sales and operating income by segment for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
($ in millions)	SAO	PEP	Total	SAO	PEP	Total
Sales to external customers	$728.9	$82.6	$811.5	$638.9	$88.1	$727.0
Intersegment sales	6.2	15.1	21.3	4.0	16.8	20.8
Total sales	735.1	97.7	832.8	642.9	104.9	747.8

Reconciliation of sales
Elimination of intersegment			(21.3)			(20.8)
Consolidated net sales			$811.5			$727.0

Less: (a)
Cost of sales	494.5	85.7	580.2	459.1	87.7	546.8
Other segment items (b)	32.6	5.3	37.9	32.4	6.3	38.7
Segment operating income	208.0	6.7	214.7	151.4	10.9	162.3

Reconciliation of operating income
Corporate costs (c)			(27.3)			(24.4)
Elimination of intersegment			(0.9)			(0.1)
Consolidated operating income			$186.5			$137.8

Other items:
Interest expense, net			8.7			12.0
Other expense, net			1.1			3.8
Income before income taxes			$176.7			$122.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended March 31, 2026			Nine Months Ended March 31, 2025
($ in millions)	SAO	PEP	Total	SAO	PEP	Total
Sales to external customers	$2,044.3	$228.9	$2,273.2	$1,878.3	$243.2	$2,121.5
Intersegment sales	12.0	45.6	57.6	11.2	57.6	68.8
Total sales	2,056.3	274.5	2,330.8	1,889.5	300.8	2,190.3

Reconciliation of sales
Elimination of intersegment			(57.6)			(68.8)
Consolidated net sales			$2,273.2			$2,121.5

Less: (a)
Cost of sales	1,408.0	235.6	1,643.6	1,377.9	257.3	1,635.2
Other segment items (b)	95.1	15.9	111.0	90.1	18.2	108.3
Segment operating income	553.2	23.0	576.2	421.5	25.3	446.8

Reconciliation of operating income
Corporate costs (c)			(80.1)			(76.0)
Elimination of intersegment			(1.0)			(0.4)
Consolidated operating income			$495.1			$370.4

Other items:
Interest expense, net			30.3			36.6
Debt extinguishment losses			15.6			—
Other (income) expense, net			(2.3)			5.6
Income before income taxes			$451.5			$328.2
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(b)    Other segment items for each reportable segment primarily includes selling, general and administrative expenses.
(c)    Corporate costs include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically identified income or expense items.

Additional data by segment for the three and nine months ended March 31, 2026 and 2025 is as follows:

Depreciation and Amortization	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Specialty Alloys Operations	$31.1	$29.8	$92.0	$87.2
Performance Engineered Products	4.4	4.2	13.2	12.2
Corporate	1.2	1.4	3.6	4.2
Consolidated depreciation and amortization	$36.7	$35.4	$108.8	$103.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Expenditures	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Specialty Alloys Operations	$65.5	$36.2	$145.8	$81.9
Performance Engineered Products	2.1	2.8	8.4	12.5
Corporate	1.1	1.2	3.4	1.9
Consolidated capital expenditures	$68.7	$40.2	$157.6	$96.3

Total Assets	March 31, 2026	June 30, 2025
($ in millions)
Specialty Alloys Operations	$2,838.4	$2,649.3
Performance Engineered Products	424.0	413.5
Total segment assets	3,262.4	3,062.8
Corporate	432.0	433.2
Intersegment	(15.3)	(9.2)
Consolidated total assets	$3,679.1	$3,486.8

Long-lived Assets (a)	March 31, 2026	June 30, 2025
($ in millions)
United States	$1,429.1	$1,354.4
Europe	2.5	3.0
Mexico	1.0	1.2
Asia Pacific	0.4	0.4
Canada	0.3	0.4
Consolidated long-lived assets	$1,433.3	$1,359.4
(a)    Long-lived assets consist primarily of property, plant, equipment and software, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended March 31, 2026 and 2025 were as follows:

Three Months Ended March 31, 2026 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at December 31, 2025	$(3.3)	$(26.6)	$(35.9)	$(65.8)
Other comprehensive income (loss) before reclassifications	0.1	—	(1.7)	(1.6)
Amounts reclassified from AOCI (b)	(0.6)	0.5	—	(0.1)
Total other comprehensive (loss) income, net of tax	(0.5)	0.5	(1.7)	(1.7)
Balances at March 31, 2026	$(3.8)	$(26.1)	$(37.6)	$(67.5)

Three Months Ended March 31, 2025 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at December 31, 2024	$(5.1)	$(42.4)	$(48.7)	$(96.2)
Other comprehensive income before reclassifications	1.8	—	3.4	5.2
Amounts reclassified from AOCI (b)	0.5	1.0	—	1.5
Total other comprehensive income, net of tax	2.3	1.0	3.4	6.7
Balances at March 31, 2025	$(2.8)	$(41.4)	$(45.3)	$(89.5)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in AOCI by component, net of tax, for the nine months ended March 31, 2026 and 2025 were as follows:

Nine Months Ended March 31, 2026 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2025	$(4.2)	$(27.4)	$(36.3)	$(67.9)
Other comprehensive loss before reclassifications	(0.9)	—	(1.3)	(2.2)
Amounts reclassified from AOCI (b)	1.3	1.3	—	2.6
Total other comprehensive income (loss), net of tax	0.4	1.3	(1.3)	0.4
Balances at March 31, 2026	$(3.8)	$(26.1)	$(37.6)	$(67.5)

Nine Months Ended March 31, 2025 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2024	$(5.9)	$(44.3)	$(43.7)	$(93.9)
Other comprehensive income (loss) before reclassifications	0.1	—	(1.6)	(1.5)
Amounts reclassified from AOCI (b)	3.0	2.9	—	5.9
Total other comprehensive income (loss), net of tax	3.1	2.9	(1.6)	4.4
Balances at March 31, 2025	$(2.8)	$(41.4)	$(45.3)	$(89.5)
(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.
The following is a summary of amounts reclassified from AOCI for the three and nine months ended March 31, 2026 and 2025:

Details about AOCI Components	Location of gain (loss)	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
($ in millions) (a)		2026	2025	2026	2025
Cash flow hedging items:
Commodity contracts	Cost of sales	$0.8	$(0.7)	$(1.7)	$(3.9)
Total before tax		0.8	(0.7)	(1.7)	(3.9)
Tax (expense) benefit		(0.2)	0.2	0.4	0.9
Net of tax		$0.6	$(0.5)	$(1.3)	$(3.0)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Details about AOCI Components	Location of loss	Amount Reclassified from AOCI Three Months Ended March 31,		Amount Reclassified from AOCI Nine Months Ended March 31,
($ in millions) (a)		2026	2025	2026	2025
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss	(b)	$(0.1)	$(0.5)	$(0.4)	$(1.5)
Prior service cost	(b)	(0.5)	(0.8)	(1.3)	(2.4)
Total before tax		(0.6)	(1.3)	(1.7)	(3.9)
Tax benefit		0.1	0.3	0.4	1.0
Net of tax		$(0.5)	$(1.0)	$(1.3)	$(2.9)

(a)    Amounts in parentheses indicate debits to income/loss.
(b)    These AOCI components are included in the computation of net periodic pension expense (income) (see Note 8 Pension and Other Postretirement Benefits for additional details).

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2025 Form 10-K. Our discussions here focus on our results during or as of the three and nine month periods ended March 31, 2026, and the comparable periods of fiscal year 2025, and to the extent applicable, on material changes from information discussed in the 2025 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2025 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

During the nine months ended March 31, 2026, approximately 43 percent of our net sales were sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings (loss) when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer arrangements.

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

The following is the net pension expense for the three and nine months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Pension plans	$4.5	$6.5	$13.3	$19.7
Other postretirement plans	(0.9)	(0.3)	(2.5)	(1.1)
Net pension expense	$3.6	$6.2	$10.8	$18.6

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

Net pension expense is recorded in accounts that are included in cost of sales, selling, general and administrative expenses and other expense (income), net, based on the function of the associated employees and nature of expense. The following is a summary of the classification of net pension expense for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Service cost included in Cost of sales	$1.9	$2.0	$5.6	$6.1
Service cost included in Selling, general and administrative expenses	0.3	0.3	0.9	0.9
Pension earnings, interest and deferrals included in Other expense (income), net	1.4	3.9	4.3	11.6
Net pension expense	$3.6	$6.2	$10.8	$18.6

As of March 31, 2026 and June 30, 2025, service cost amounts related to the net pension expense capitalized in gross inventory were $1.1 million and $1.6 million, respectively.

Operating Performance Overview and Outlook

In the quarter ended March 31, 2026, we reported operating income of $186.5 million compared to $137.8 million in the prior year same quarter. The results for the quarter ended March 31, 2026, represent an increase of 35 percent over the prior year third quarter and surpassed our second quarter of fiscal year 2026 by 20 percent, which at that time was a record. The SAO segment realized $208.0 million of operating income with an operating margin of 28.3 percent, or adjusted operating margin of 35.6 percent. This compares to $151.4 million of operating income with an operating margin of 23.5 percent, or adjusted operating margin of 29.1 percent, during the quarter ended March 31, 2025. The SAO margin expansion was driven by a combination of continued productivity gains, pricing realization and improved product mix. These factors enabled SAO to deliver its strongest quarterly operating performance to date.

The record operating performance was accompanied by strong cash generation, reflecting higher earnings and continued discipline in working capital management. We generated $364.9 million of cash from operating activities in the nine months ended March 31, 2026, as compared with cash provided from operating activities of $182.3 million in the nine months ended March 31, 2025. Adjusted free cash flow was $207.3 million in the nine months ended March 31, 2026, as compared with adjusted free cash flow of $86.1 million in the nine months ended March 31, 2025. With a strong balance sheet and meaningful cash provided from operations, we will continue to take a balanced approach to capital allocation by sustaining our current asset base and investing in high value growth initiatives while returning cash to shareholders. As such, we are investing to accelerate our growth with our brownfield expansion project which is expected to add primary and secondary melt capacity. Additionally, during the nine months ended March 31, 2026, we repurchased 445,000 shares of our common stock on the open market for an aggregate of $133.9 million and funded dividend payments of $30.2 million.

Looking ahead, demand in our Aerospace and Defense end-use market continues to accelerate as customers gain confidence in higher build rates. As a result, customers are placing more orders for materials used in the Aerospace structural sub-market. Structural demand is closely tied to new production activity and is a clear indication of growing confidence in the aerospace supply chain. And as customers prioritize security of supply for these critical applications, we continue to advance long-term agreements that support volume visibility and pricing consistency, reinforcing our outlook for sustained growth. In the quarter ended March 31, 2026, Carpenter Technology delivered record earnings at a time when the Aerospace and Defense end-use market is at the beginning of the growth cycle. With demand accelerating, we believe Carpenter Technology is well positioned to deliver sustained performance and continue to generate long‑term value. We remain focused on supporting our customer needs, operational execution and living our Values as we drive to exceptional near-term and long-term performance.

We continue to closely monitor the evolving conflict among the United States, Israel and Iran and its impact to the end-use markets we serve. We also continue to monitor the ongoing tariff changes and engage with our customers and suppliers to analyze how these items could impact our business. We, as well as others in our industry, have established long-standing surcharge mechanisms to pass through changes in raw material prices to our customers. We are using and will continue to use these surcharge mechanisms to pass through the impact of any incremental tariffs on our raw material costs to our customers. As such, at this time and based on current information, we believe these items will not have a material impact on the Company.

Results of Operations — Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

For the three months ended March 31, 2026, we reported net income of $139.6 million, or $2.77 earnings per diluted share. This compares with net income for the three months ended March 31, 2025, of $95.4 million, or $1.88 earnings per diluted share. The results for the three months ended March 31, 2026, reflect an ongoing shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the three months ended March 31, 2025.

Net Sales

Net sales for the three months ended March 31, 2026, were $811.5 million, which is a 12 percent increase over the three months ended March 31, 2025. Excluding surcharge revenue, sales increased 10 percent from the three months ended March 31, 2025. The results excluding surcharge revenue reflect realized price increases and improving product mix during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Excluding surcharge revenue, sales in the Aerospace and Defense end-use market increased 17 percent compared to the three months ended March 31, 2025.

Geographically, domestic net sales increased 9 percent from the three months ended March 31, 2025, to $473.9 million. Excluding surcharge revenue, domestic sales increased 8 percent from the three months ended March 31, 2025, driven by higher sales in the Aerospace and Defense, Energy and Industrial and Consumer end-use markets, partially offset by lower sales in the Medical end-use market. Sales outside the United States increased 15 percent from the three months ended March 31, 2025, to $337.6 million for the three months ended March 31, 2026. Excluding surcharge revenue, sales outside the United States increased 13 percent from the three months ended March 31, 2025. This reflects higher sales in the Aerospace and Defense end-use market in all regions and higher sales in the Energy end-use market in the European region offset by lower sales in the Energy end-use market in the Asia Pacific region and the Medical end-use market in the European region compared to the three months ended March 31, 2025. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $1.3 million increase in net sales during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Net sales outside the United States represented 42 percent and 40 percent of net sales for the three months ended March 31, 2026 and 2025, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that disclosing net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Aerospace and Defense	$534.2	$454.7	$79.5	17%
Medical	65.8	85.0	(19.2)	(23)%
Energy	69.0	46.4	22.6	49%
Transportation	24.7	28.1	(3.4)	(12)%
Industrial and Consumer	97.0	90.5	6.5	7%
Distribution	20.8	22.3	(1.5)	(7)%
Total net sales	$811.5	$727.0	$84.5	12%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Aerospace and Defense	$435.6	$373.2	$62.4	17%
Medical	51.7	72.4	(20.7)	(29)%
Energy	50.5	35.0	15.5	44%
Transportation	19.3	21.9	(2.6)	(12)%
Industrial and Consumer	78.1	72.4	5.7	8%
Distribution	20.4	22.1	(1.7)	(8)%
Total net sales excluding surcharge revenue	$655.6	$597.0	$58.6	10%

Aerospace and Defense end-use market sales increased 17 percent from the three months ended March 31, 2025, to $534.2 million. Excluding surcharge revenue, sales increased 17 percent from the three months ended March 31, 2025. The results for the three months ended March 31, 2026, reflect strong demand driven by increasing build rates and the need to maintain aging fleets. The three months ended March 31, 2026, also reflect higher sales in the Defense end-use market for program specific applications.

Medical end-use market sales decreased 23 percent from the three months ended March 31, 2025, to $65.8 million. Excluding surcharge revenue, sales decreased 29 percent from the three months ended March 31, 2025. For the three months ended March 31, 2026, results reflect lower shipments as a result of the medical supply chain managing inventory levels closely, partially offset by realized price increases particularly in the dental sub-market compared to the three months ended March 31, 2025.

Energy end-use market sales of $69.0 million in the three months ended March 31, 2026, reflect a 49 percent increase from the three months ended March 31, 2025. Excluding surcharge revenue, sales increased 44 percent from the three months ended March 31, 2025. The results reflect higher sales in the power generation sub-market for material used in new and refurbished industrial gas turbines primarily driven by the demand for data centers compared to the three months ended March 31, 2025.

Transportation end-use market sales decreased 12 percent from the three months ended March 31, 2025, to $24.7 million. Excluding surcharge revenue, sales decreased 12 percent from the three months ended March 31, 2025. The results reflect weaker production rates for light-duty vehicles and lower build rates for medium and heavy-duty vehicles compared to the three months ended March 31, 2025.

Industrial and Consumer end-use market sales increased 7 percent from the three months ended March 31, 2025, to $97.0 million. Excluding surcharge revenue, sales increased 8 percent from the three months ended March 31, 2025. The results reflect higher demand across all Industrial sub-markets, particularly semiconductor and fluid control materials, partially offset by lower demand for consumer electronics materials compared to the three months ended March 31, 2025.

Gross Profit

Our gross profit in the three months ended March 31, 2026, increased to $251.8 million, or 31.0 percent of net sales, as compared with $200.8 million, or 27.6 percent of net sales in the three months ended March 31, 2025. Excluding the impact of surcharge revenue, our adjusted gross margin in the three months ended March 31, 2026, was 38.4 percent as compared to 33.6 percent in the three months ended March 31, 2025. The increased gross profit for the three months ended March 31, 2026, reflects an ongoing improvement in product mix in the Aerospace and Defense and Energy end-use markets with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies.

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

	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales	$811.5	$727.0
Less: surcharge revenue	155.9	130.0
Net sales excluding surcharge revenue	$655.6	$597.0

Gross profit	$251.8	$200.8

Gross margin	31.0%	27.6%

Gross margin excluding surcharge revenue	38.4%	33.6%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended March 31, 2026, were $65.3 million or 8.0 percent of net sales (10.0 percent of net sales excluding surcharge) as compared with $63.0 million or 8.7 percent of net sales (10.6 percent of net sales excluding surcharge) in the three months ended March 31, 2025. The selling, general and administrative expenses for the three months ended March 31, 2026, reflect higher salary, benefit and variable compensation costs compared to the three months ended March 31, 2025.

Operating Income

Our operating income in the three months ended March 31, 2026, was $186.5 million, or 23.0 percent of net sales, as compared with operating income of $137.8 million, or 19.0 percent of net sales, in the three months ended March 31, 2025. Excluding surcharge revenue, adjusted operating margin was 28.4 percent for the three months ended March 31, 2026, as compared with 23.1 percent for the three months ended March 31, 2025. The operating results for the three months ended March 31, 2026, reflect an ongoing improvement in product mix in the Aerospace and Defense and Energy end-use markets with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the three months ended March 31, 2025.

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

	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales	$811.5	$727.0
Less: surcharge revenue	155.9	130.0
Net sales excluding surcharge revenue	$655.6	$597.0

Operating income	$186.5	$137.8

Operating margin	23.0%	19.0%

Adjusted operating margin excluding surcharge revenue	28.4%	23.1%

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2026, was $8.7 million compared with $12.0 million in the three months ended March 31, 2025. Capitalized interest reduced interest expense by $1.9 million for the three months ended March 31, 2026, and $0.7 million for the three months ended March 31, 2025. The lower interest expense, net in the three months ended March 31, 2026, is due to higher capitalized interest and a lower interest rate on the 2034 Notes as compared to the notes that were prepaid and redeemed in full in November 2025.

Other Expense, Net

Other expense, net for the three months ended March 31, 2026, was $1.1 million as compared with $3.8 million of other expense, net for the three months ended March 31, 2025. The three months ended March 31, 2026, reflect $1.4 million of expense from pension earnings, interest and deferrals compared to $3.9 million of expense in the three months ended March 31, 2025, driven primarily by greater expected returns on plan assets during fiscal year 2026.

Income Taxes

Income tax expense was $37.1 million, or 21.0 percent of income before income taxes for the three months ended March 31, 2026, as compared with income tax expense of $26.6 million, or 21.8 percent of income before income taxes for the three months ended March 31, 2025.

Income tax expense for the three months ended March 31, 2026, includes discrete tax benefits of $1.6 million attributable to employee share-based compensation and $2.5 million as a result of changes in the Company's prior year tax positions. Income tax expense for the three months ended March 31, 2025 included discrete tax benefits of $3.2 million attributable to employee share-based compensation.

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025. The provisions of the OBBBA have varying effective dates. The OBBBA allows an elective deduction for domestic research and development expenses, a reinstatement of elective 100 percent first-year bonus depreciation and modifies the tax rates on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. A quantitative estimate of the specific financial effects for future periods cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of the provisions in the OBBBA will depend on our facts in each fiscal year and anticipated guidance from the Internal Revenue Service; however, we do not expect they will have a material impact on our effective tax rate.

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

The following table includes comparative information for our volumes by business segment:

Pounds sold	Three Months Ended March 31,		Pounds Increase (Decrease)	% Increase (Decrease)
(in thousands)	2026	2025
Specialty Alloys Operations	51,832	44,584	7,248	16%
Performance Engineered Products *	2,602	2,584	18	1%
Intersegment	(960)	(672)	(288)	(43)%
Total pounds sold	53,474	46,496	6,978	15%

* Pounds sold data for the PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Specialty Alloys Operations	$735.1	$642.9	$92.2	14%
Performance Engineered Products	97.7	104.9	(7.2)	(7)%
Intersegment	(21.3)	(20.8)	(0.5)	(2)%
Total net sales	$811.5	$727.0	$84.5	12%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Three Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Specialty Alloys Operations	$585.0	$519.4	$65.6	13%
Performance Engineered Products	90.6	96.8	(6.2)	(6)%
Intersegment	(20.0)	(19.2)	(0.8)	(4)%
Total net sales excluding surcharge revenue	$655.6	$597.0	$58.6	10%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales	$735.1	$642.9
Less: surcharge revenue	150.1	123.5
Net sales excluding surcharge revenue	$585.0	$519.4

Operating income	$208.0	$151.4

Operating margin	28.3%	23.5%

Adjusted operating margin excluding surcharge revenue	35.6%	29.1%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales	$97.7	$104.9
Less: surcharge revenue	7.1	8.1
Net sales excluding surcharge revenue	$90.6	$96.8

Operating income	$6.7	$10.9

Operating margin	6.9%	10.4%

Adjusted operating margin excluding surcharge revenue	7.4%	11.3%

Specialty Alloys Operations Segment

Net sales for the three months ended March 31, 2026, for the SAO segment increased 14 percent to $735.1 million, as compared with $642.9 million in the three months ended March 31, 2025. Excluding surcharge revenue, net sales for the three months ended March 31, 2026 increased 13 percent compared to the three months ended March 31, 2025. The higher sales are driven by realized price increases and improving product mix in the Aerospace and Defense and Energy end-use markets compared to the three months ended March 31, 2025.

Operating income for the SAO segment was $208.0 million or 28.3 percent of net sales (35.6 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2026, as compared with operating income of $151.4 million or 23.5 percent of net sales (29.1 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2025. This marks the seventeenth consecutive quarter with increasing adjusted operating margins in SAO. The operating income for the three months ended March 31, 2026, reflects a combination of continued productivity gains, pricing realization and improved product mix compared to the three months ended March 31, 2025.

Performance Engineered Products Segment

Net sales for the three months ended March 31, 2026, for the PEP segment decreased 7 percent to $97.7 million, as compared with $104.9 million in the three months ended March 31, 2025. Excluding surcharge revenue, net sales for the three months ended March 31, 2026, decreased 6 percent compared to the three months ended March 31, 2025. The current quarter results reflect lower sales in the Medical and Distribution end-use markets partially offset by growth in the Aerospace and Defense and Industrial and Consumer end-use markets.

Operating income for the PEP segment was $6.7 million or 6.9 percent of net sales (7.4 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2026, compared with operating income of $10.9 million or 10.4 percent of net sales (11.3 percent of net sales excluding surcharge revenue) in the three months ended March 31, 2025. The results for the three months ended March 31, 2026, reflect a reduction in Medical end-use market sales in Titanium partially offset by improving profitability in Additive compared to the three months ended March 31, 2025.

Results of Operations — Nine Months Ended March 31, 2026 vs. Nine Months Ended March 31, 2025

For the nine months ended March 31, 2026, we reported net income of $367.4 million, or $7.29 earnings per diluted share. During the nine months ended March 31, 2026, we recorded debt extinguishment losses of $15.6 million, or $12.0 million net of tax. Excluding this special item, adjusted earnings per diluted share was $7.53 for the nine months ended March 31, 2026. This compares with net income for the nine months ended March 31, 2025, of $264.3 million, or $5.21 earnings per diluted share. During the nine months ended March 31, 2025, we recorded restructuring and asset impairment charges of $3.6 million as a result of actions taken to streamline operations in the Carpenter Additive business as announced during the quarter ended June 30, 2024. Excluding this special item, adjusted earnings per diluted share was $5.27 for the nine months ended March 31, 2025. The results for the nine months ended March 31, 2026, reflect stronger product mix, pricing actions and improved operational efficiencies compared to the nine months ended March 31, 2025.

Net Sales

Net sales for the nine months ended March 31, 2026, were $2,273.2 million, a 7 percent increase over the nine months ended March 31, 2025. Excluding surcharge revenue, sales increased 7 percent from the nine months ended March 31, 2025. The results reflect the impact of price increases in the Aerospace and Defense and Energy end-use markets partially offset by lower product demand for materials used in the Medical end-use market compared to the nine months ended March 31, 2025.

Geographically, sales in the United States increased 5 percent from the nine months ended March 31, 2025, to $1,340.3 million. Excluding surcharge revenue, domestic sales increased 5 percent from the nine months ended March 31, 2025, driven by higher sales in the Aerospace and Defense, Energy and Industrial and Consumer end-use markets partially offset by lower sales in the Medical and Transportation end-use markets. Sales outside the United States increased 10 percent from the nine months ended March 31, 2025, to $932.9 million for the nine months ended March 31, 2026. Excluding surcharge revenue, international sales increased 10 percent from the nine months ended March 31, 2025, driven by stronger demand in the Aerospace and Defense and Energy end-use markets in the European and Asia Pacific regions partially offset by lower demand for Medical materials in all regions except South America compared to the nine months ended March 31, 2025. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $2.7 million increase in sales during the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025. Net sales outside the United States represented 41 percent and 40 percent of net sales for the nine months ended March 31, 2026 and 2025, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by end-use markets:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Aerospace and Defense	$1,477.2	$1,305.6	$171.6	13%
Medical	211.0	258.1	(47.1)	(18)%
Energy	174.5	142.3	32.2	23%
Transportation	70.2	85.0	(14.8)	(17)%
Industrial and Consumer	284.5	266.9	17.6	7%
Distribution	55.8	63.6	(7.8)	(12)%
Total net sales	$2,273.2	$2,121.5	$151.7	7%

The following table includes comparative information for our net sales by the same end-use markets, but excluding surcharge revenue:

	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Aerospace and Defense	$1,209.0	$1,056.8	$152.2	14%
Medical	170.2	219.3	(49.1)	(22)%
Energy	131.5	106.6	24.9	23%
Transportation	54.5	64.4	(9.9)	(15)%
Industrial and Consumer	227.4	212.2	15.2	7%
Distribution	55.2	63.1	(7.9)	(13)%
Total net sales excluding surcharge revenue	$1,847.8	$1,722.4	$125.4	7%

Aerospace and Defense end-use market sales increased 13 percent from the nine months ended March 31, 2025, to $1,477.2 million. Excluding surcharge revenue, sales increased 14 percent from the nine months ended March 31, 2025. The results for the nine months ended March 31, 2026, reflect strong demand driven by increasing build rates and the need to maintain and replace aging fleets compared to the nine months ended March 31, 2025. The nine months ended March 31, 2026, also reflect higher sales in the Defense end-use market for program specific applications.

Medical end-use market sales decreased 18 percent from the nine months ended March 31, 2025, to $211.0 million. Excluding surcharge revenue, sales decreased 22 percent from the nine months ended March 31, 2025. The results for the nine months ended March 31, 2026, reflect lower shipments as a result of the medical supply chain managing inventory levels closely, partially offset by realized price increases particularly in the dental sub-market compared to the nine months ended March 31, 2025.

Energy end-use market sales of $174.5 million reflect a 23 percent increase from the nine months ended March 31, 2025. Excluding surcharge revenue, sales increased 23 percent from the nine months ended March 31, 2025. The results reflect higher demand in the power generation sub-market for both new and refurbished industrial gas turbines partially offset by decreased shipments for material used in the oil and gas sub-market compared to the nine months ended March 31, 2025.

Transportation end-use market sales decreased 17 percent from the nine months ended March 31, 2025, to $70.2 million. Excluding surcharge revenue, sales decreased 15 percent from the nine months ended March 31, 2025. The results for the nine months ended March 31, 2026, reflect lower production rates for both light-duty vehicles and medium and heavy-duty trucks compared to the nine months ended March 31, 2025.

Industrial and Consumer end-use market sales increased 7 percent from the nine months ended March 31, 2025, to $284.5 million. Excluding surcharge revenue, sales increased 7 percent from the nine months ended March 31, 2025. The results reflect higher demand in numerous Industrial sub-markets, primarily semiconductor materials, compared to the nine months ended March 31, 2025.

Gross Profit

Our gross profit in the nine months ended March 31, 2026, increased $132.0 million to $686.6 million, or 30.2 percent of net sales, as compared with $554.6 million, or 26.1 percent of net sales in the nine months ended March 31, 2025. Excluding the impact of surcharge revenue, our gross margin in the nine months ended March 31, 2026, was 37.2 percent as compared to 32.2 percent in the nine months ended March 31, 2025. The increased gross profit for the nine months ended March 31, 2026, reflects an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the nine months ended March 31, 2025.

While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. The following represents a summary of the dilutive impact of the surcharge on gross margin for the comparative periods. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Nine Months Ended March 31,
($ in millions)	2026	2025
Net sales	$2,273.2	$2,121.5
Less: surcharge revenue	425.4	399.1
Net sales excluding surcharge revenue	$1,847.8	$1,722.4

Gross profit	$686.6	$554.6

Gross margin	30.2%	26.1%

Gross margin excluding surcharge revenue	37.2%	32.2%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $191.5 million were 8.4 percent of net sales (10.4 percent of net sales excluding surcharge) for the nine months ended March 31, 2026, as compared with $180.6 million or 8.5 percent of net sales (10.5 percent of net sales excluding surcharge) in the nine months ended March 31, 2025. The selling, general and administrative expenses for the nine months ended March 31, 2026, reflect higher salary, benefit and variable compensation costs compared to the nine months ended March 31, 2025.

Restructuring and Asset Impairment Charges

During the nine months ended March 31, 2026, there were no restructuring and asset impairment charges compared to $3.6 million of restructuring and asset impairment charges in the nine months ended March 31, 2025. The restructuring and asset impairment charges were a result of actions taken to streamline operations in our Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024.

Operating Income

Our operating income in the nine months ended March 31, 2026, was $495.1 million, or 21.8 percent of net sales, as compared with operating income of $370.4 million, or 17.5 percent of net sales, in the nine months ended March 31, 2025. Excluding surcharge revenue, operating margin was 26.8 percent for the nine months ended March 31, 2026, and 21.7 percent for the nine months ended March 31, 2025, when excluding surcharge revenue and the special item identified below. The operating results for the nine months ended March 31, 2026, reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to the nine months ended March 31, 2025. The nine months ended March 31, 2025 include restructuring and asset impairment charges of $3.6 million.

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

	Nine Months Ended March 31,
($ in millions)	2026	2025
Net sales	$2,273.2	$2,121.5
Less: surcharge revenue	425.4	399.1
Net sales excluding surcharge revenue	$1,847.8	$1,722.4

Operating income	$495.1	$370.4

Special item:
Restructuring and asset impairment charges	—	3.6
Adjusted operating income excluding special item	$495.1	$374.0

Operating margin	21.8%	17.5%

Operating margin excluding surcharge revenue and special item	26.8%	21.7%

Interest Expense, Net and Debt Extinguishment Losses

Interest expense, net for the nine months ended March 31, 2026, was $30.3 million compared with $36.6 million in the nine months ended March 31, 2025. Capitalized interest reduced interest expense by $4.7 million for the nine months ended March 31, 2026, and $1.6 million for the nine months ended March 31, 2025. The lower interest expense, net in the nine months ended March 31, 2026, is due to higher capitalized interest and a lower interest rate on the 2034 Notes as compared to the notes that were prepaid and redeemed in full in November 2025.

Debt extinguishment losses for the nine months ended March 31, 2026, were $15.6 million related to the prepayment, in full, of the senior unsecured notes due July 2028 and March 2030. This consisted of $11.4 million of debt prepayment costs and $4.2 million of accelerated issue costs. There were no debt extinguishment losses for the nine months ended March 31, 2025.

Other (Income) Expense, Net

Other income, net was $2.3 million for the nine months ended March 31, 2026, compared to other expense, net of $5.6 million in the nine months ended March 31, 2025. The nine months ended March 31, 2026, reflect interest income of $6.1 million compared to $5.5 million in the nine months ended March 31, 2025. The nine months ended March 31, 2026, includes $4.3 million of expense from pension earnings, interest and deferrals compared to expense of $11.6 million in the nine months ended March 31, 2025, driven primarily by greater expected returns on plan assets during fiscal year 2026.

Income Taxes

Income tax expense for the nine months ended March 31, 2026, was $84.1 million, or 18.6 percent of income before income taxes as compared with income tax expense of $63.9 million, or 19.5 percent of income before income taxes for the nine months ended March 31, 2025.

Income tax expense for the nine months ended March 31, 2026, includes discrete tax benefits of $17.0 million attributable to employee share-based compensation, $3.6 million associated with debt prepayment costs and $2.5 million as a result of changes in the Company's prior year tax positions. Income tax expense for the nine months ended March 31, 2025, included discrete tax benefits of $13.0 million attributable to employee share-based compensation.

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

Business Segment Results

We have two reportable business segments: SAO and PEP.

The following table includes comparative information for our volumes by business segment:

Pounds sold	Nine Months Ended March 31,		Pounds Increase (Decrease)	% Increase (Decrease)
(in thousands)	2026	2025
Specialty Alloys Operations	143,418	139,400	4,018	3%
Performance Engineered Products *	7,104	7,424	(320)	(4)%
Intersegment	(2,226)	(2,590)	364	14%
Total pounds sold	148,296	144,234	4,062	3%

* Pounds sold data for the PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Specialty Alloys Operations	$2,056.3	$1,889.5	$166.8	9%
Performance Engineered Products	274.5	300.8	(26.3)	(9)%
Intersegment	(57.6)	(68.8)	11.2	16%
Total net sales	$2,273.2	$2,121.5	$151.7	7%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Nine Months Ended March 31,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Specialty Alloys Operations	$1,646.1	$1,509.9	$136.2	9%
Performance Engineered Products	255.0	275.3	(20.3)	(7)%
Intersegment	(53.3)	(62.8)	9.5	15%
Total net sales excluding surcharge revenue	$1,847.8	$1,722.4	$125.4	7%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Nine Months Ended March 31,
($ in millions)	2026	2025
Net sales	$2,056.3	$1,889.5
Less: surcharge revenue	410.2	379.6
Net sales excluding surcharge revenue	$1,646.1	$1,509.9

Operating income	$553.2	$421.5

Operating margin	26.9%	22.3%

Adjusted operating margin excluding surcharge revenue	33.6%	27.9%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Nine Months Ended March 31,
($ in millions)	2026	2025
Net sales	$274.5	$300.8
Less: surcharge revenue	19.5	25.5
Net sales excluding surcharge revenue	$255.0	$275.3

Operating income	$23.0	$25.3

Operating margin	8.4%	8.4%

Adjusted operating margin excluding surcharge revenue	9.0%	9.2%

Specialty Alloys Operations Segment

Net sales for the nine months ended March 31, 2026, for the SAO segment increased 9 percent to $2,056.3 million, as compared with $1,889.5 million in the nine months ended March 31, 2025. Excluding surcharge revenue, net sales increased 9 percent on 3 percent higher shipment volume from the nine months ended March 31, 2025. The SAO segment results reflect realized price increases and improving product mix particularly in the Aerospace and Defense and Energy end-use markets compared to the nine months ended March 31, 2025. In particular, sales excluding surcharge increased 14 percent for the Aerospace and Defense end-use market and increased 24 percent in the Energy end-use market in the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025.

Operating income for the SAO segment was $553.2 million or 26.9 percent of net sales (33.6 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2026, as compared with operating income of $421.5 million or 22.3 percent of net sales (27.9 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2025. The operating income for the nine months ended March 31, 2026, reflects a combination of continued productivity gains, pricing realization and improved product mix compared to the nine months ended March 31, 2025.

Performance Engineered Products Segment

Net sales for the nine months ended March 31, 2026, for the PEP segment decreased 9 percent to $274.5 million, as compared with $300.8 million in the nine months ended March 31, 2025. Excluding surcharge revenue, net sales decreased 7 percent compared to the nine months ended March 31, 2025. The results for the nine months ended March 31, 2026, reflect lower sales in the Medical and Distribution end-use markets partially offset by higher sales in the Aerospace and Defense and Industrial and Consumer end-use markets compared to the nine months ended March 31, 2025.

Operating income for the PEP segment was $23.0 million or 8.4 percent of net sales (9.0 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2026, compared with operating income of $25.3 million or 8.4 percent of net sales (9.2 percent of net sales excluding surcharge revenue) in the nine months ended March 31, 2025. The results for the nine months ended March 31, 2026, reflect lower sales and flat operating margins compared to the nine months ended March 31, 2025.

Liquidity and Financial Resources

During the nine months ended March 31, 2026, we generated cash from operating activities of $364.9 million as compared to $182.3 million in the nine months ended March 31, 2025. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was $207.3 million in the nine months ended March 31, 2026, as compared to $86.1 million for the nine months ended March 31, 2025. The improvement in cash from operating activities for the nine months ended March 31, 2026, reflects higher earnings after noncash adjustments to net income and less cash used to build inventory and lower required pension contributions partially offset by higher cash used for other working capital needs compared to the nine months ended March 31, 2025. Cash used to build inventory was $45.1 million in the nine months ended March 31, 2026, compared to $93.3 million of cash used to build inventory in the nine months ended March 31, 2025. During the nine months ended March 31, 2026, cash flow was negatively impacted by $31.0 million of cash used for accrued liabilities compared to $14.0 million in the nine months ended March 31, 2025.

Capital expenditures for property, plant, equipment and software were $157.6 million for the nine months ended March 31, 2026, as compared to $96.3 million for the nine months ended March 31, 2025. In fiscal year 2026, we expect capital expenditures, including the brownfield expansion, to be approximately $260.0 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for the nine months ended March 31, 2026, were $30.2 million as compared to $30.2 million in the nine months ended March 31, 2025. In the nine months ended March 31, 2026 and 2025 we declared and paid quarterly dividends of $0.20 per share. Additionally, we will discretionarily use excess cash for a share repurchase program up to $400.0 million of our outstanding common stock. During the nine months ended March 31, 2026, we repurchased 445,000 shares of our common stock on the open market for an aggregate of $133.9 million. During the nine months ended March 31, 2025, we repurchased 475,000 shares of our common stock on the open market for an aggregate of $77.8 million. As of March 31, 2026, $164.2 million remained available for future purchases.

During the nine months ended March 31, 2026, we made pension contributions of $17.1 million to our qualified defined benefit pension plans. We currently expect to make required contributions of $6.4 million to our domestic qualified defined benefit pension plans during the remainder of fiscal year 2026.

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

The Credit Facility is an unsecured revolving credit facility with a commitment of $500.0 million subject to the right, from time to time, to request an increase of the commitment not in excess of $650.0 million and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers. As of March 31, 2026, the borrowing rate for the Credit Facility was 5.39%, however, we had no short-term borrowings. As of March 31, 2026, we had $1.0 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $499.0 million, remains available to us.

We believe that our total liquidity of $793.8 million as of March 31, 2026, which includes total cash and cash equivalents of $294.8 million and available borrowing capacity of $499.0 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of March 31, 2026, we had cash and cash equivalents of $16.6 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the nine months ended March 31, 2026, we repatriated no cash from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 3.50 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of March 31, 2026, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of March 31, 2026:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	19.55 to 1.00
Consolidated net leverage ratio	3.50 to 1.00 (maximum)	0.59 to 1.00

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

Adjusted Earnings Per Diluted Share

The following provides a reconciliation of adjusted earnings per diluted share, to its most directly comparable U.S. GAAP financial measures:

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended March 31, 2026, as reported	$176.7	$(37.1)	$139.6	$2.77
Special item:
None reported	—	—	—	—

Three Months Ended March 31, 2026, as adjusted	$176.7	$(37.1)	$139.6	$2.77

* Impact per diluted share calculated using weighted average common shares outstanding of 50.3 million for the three months ended March 31, 2026.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Three Months Ended March 31, 2025, as reported	$122.0	$(26.6)	$95.4	$1.88
Special item:
None reported	—	—	—	—

Three Months Ended March 31, 2025, as adjusted	$122.0	$(26.6)	$95.4	$1.88

* Impact per diluted share calculated using weighted average common shares outstanding of 50.7 million for the three months ended March 31, 2025.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Nine Months Ended March 31, 2026, as reported	$451.5	$(84.1)	$367.4	$7.29
Special item:
Debt extinguishment losses	15.6	(3.6)	12.0	0.24

Nine Months Ended March 31, 2026, as adjusted	$467.1	$(87.7)	$379.4	$7.53

* Impact per diluted share calculated using weighted average common shares outstanding of 50.4 million for the nine months ended March 31, 2026.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Nine Months Ended March 31, 2025, as reported	$328.2	$(63.9)	$264.3	$5.21
Special item:
Restructuring and asset impairment charges	3.6	(0.9)	2.7	0.06

Nine Months Ended March 31, 2025, as adjusted	$331.8	$(64.8)	$267.0	$5.27

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

Adjusted Free Cash Flow

This report includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. The following provides a reconciliation of adjusted free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measure:

	Nine Months Ended March 31,
($ in millions)	2026	2025
Net cash provided from operating activities	$364.9	$182.3
Purchases of property, plant, equipment and software	(157.6)	(96.3)
Proceeds from disposals of property, plant and equipment	—	0.1
Adjusted free cash flow	$207.3	$86.1

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a PRP with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. During the nine months ended March 31, 2026, we increased the liability for environmental remediation costs by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at March 31, 2026 and June 30, 2025 were $17.5 million and $17.4 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

As of March 31, 2026, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of March 31, 2026, was $195.5 million and represents 86 percent of total goodwill. The remaining goodwill recorded as of March 31, 2026, of $31.8 million is associated with the Dynamet reporting unit in the PEP segment.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the fiscal year ended June 30, 2025, Form 10-Q for the fiscal quarters ended September 30, 2025, and December 31, 2025, and the exhibits attached to such filings. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, energy, transportation, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange and interest rates; (6) the effect of government trade actions, including tariffs; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cyber attacks and information technology or data security breaches; (17) the ability of suppliers to meet obligations due to supply chain disruptions or otherwise; (18) the ability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; (20) geopolitical, economic, and regulatory risks relating to our global business, including geopolitical and diplomatic tensions, instabilities and conflicts, such as the war in Iran, the war in Ukraine, the war between Israel and HAMAS, the war between Israel and Hezbollah, Houthi attacks on commercial shipping vessels and other naval vessels as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (21) challenges affecting the commercial aviation industry or key participants including, but not limited to production and other challenges at The Boeing Company; and (22) the consequences of the announcement, maintenance or use of Carpenter Technology’s share repurchase program. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 13 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of March 31, 2026, we had approximately $0.3 million of net deferred gains related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of March 31, 2026, is provided in Note 13 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on March 31, 2026, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chairman of the Board and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of March 31, 2026. Based on that evaluation, the Chairman of the Board and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of March 31, 2026, were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's Chairman of the Board and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2024, the Company's Board of Directors authorized a share repurchase program of up to $400.0 million of the Company's outstanding common stock. There is no stated expiration for the share repurchase program. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of March 31, 2026, $164.2 million of the $400.0 million remained available for future purchases. During the quarter ended March 31, 2026, the Company purchased 145,000 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1-31, 2026	—	$—	—	$216.9
February 1-28, 2026	50,000	332.90	50,000	200.3
March 1-31, 2026	95,000	379.64	95,000	164.2
Quarter ended March 31, 2026	145,000	$363.52	145,000	$164.2

In addition to the share repurchase program, for the three months ended March 31, 2026, 1,251 shares, at an average purchase price of $367.95, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share repurchase program.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: April 29, 2026	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)