Form 10-K
period 2026-06-30
CARPENTER TECHNOLOGY CORP
filed 2026-08-12
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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
Yes ☐  No ☒

The aggregate market value of the registrant's voting common stock held by non-affiliates at December 31, 2025, was $15,681,972,606, based on the closing price per share of the registrant's common stock on that date of $314.84 as reported on the New York Stock Exchange.

As of August 7, 2026, 49,558,566 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Company's fiscal year 2026 definitive Proxy Statement are incorporated by reference into Part III of this Report.

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

(4)                Seasonality of Business:

Our sales can be influenced by seasonal factors with the first six months of the fiscal year typically being lower, principally because of increased maintenance shutdowns by us, as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern.

(5)                 Customers:

On a consolidated basis, we are not dependent upon a single customer, or very few customers, such that the loss of any one or more particular customers would have a materially adverse effect on our consolidated statement of operations. No single customer accounted for 10 percent or more of total net sales for the years ended June 30, 2026, June 30, 2025 and June 30, 2024. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2026 or June 30, 2025. See Note 20 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" for additional information.

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

(7)                Research, Product and Process Development:

Our expenditures for Company-sponsored research and development were $27.7 million, $26.1 million and $25.6 million in fiscal years 2026, 2025 and 2024, respectively. We believe that our ability to be an innovator in special material development and manufacturing processes has been and will continue to be an important factor in the success of the Company. Our worldwide staff of expert metallurgists, research and development scientists, engineers and service professionals work closely with our customers to identify and provide innovative solutions to specific product requirements.

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

Our costs of maintaining and operating environmental control equipment were $18.7 million, $18.0 million and $17.4 million for fiscal years 2026, 2025 and 2024, respectively. The capital expenditures for environmental control equipment were $1.6 million, $1.1 million and $0.7 million for fiscal years 2026, 2025 and 2024, respectively. We anticipate spending approximately $3.1 million on environmental capital projects over the next five fiscal years. This includes approximately $0.8 million in fiscal year 2027. Due to the possibility of future regulatory developments, the amount of future capital expenditures may vary from these estimates.

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

Talent Acquisition: We are always looking for nimble, smart, growth-minded people – regardless of background – to help our organization continue to succeed. We strive to be an employer of choice in the communities that we operate. We have built an organizational culture that seeks to be transparent, supportive of work/life balance, welcoming of diverse viewpoints, treating all with dignity and respect and supporting each individual's needs for professional growth and development.

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

Engagement: We regularly conduct a company-wide Employee Engagement Survey to collect tangible data to make our Company even better. The survey is conducted across the organization to seek input from all employees. The survey questions are updated regularly and cover a wide variety of topics, including safety, culture, belonging, work/life balance and leadership and career development. Using the feedback provided by the Employee Engagement Survey, specific action plans are developed to address areas of concern or opportunities for improvement across the organization.

Professional Development: Our employees enjoy a wide variety of rewards that assist with engagement and development ranging from traditional items such as compensation to less traditional aspects such as work-life balance, hybrid and remote work arrangements, future career opportunities, and innovative work.

Belonging: We have a culture that blends our different backgrounds, experiences and perspectives from all employees. We seek to ensure that all our employees feel welcomed. Our values underlie our goal to ensure all employees are treated equally with dignity and respect regardless of their race, age, gender identity, or sexual orientation. Our Belonging Committee plays a critical role in advancing us to the next level of awareness and engagement.

Governance: Our policy is to comply with the letter and spirit of all laws that govern our operations and to adhere to the highest standards of business ethics. Our "Code of Conduct" includes general legal and ethical guidelines. The guidelines apply to all employees and majority-owned affiliates, including subsidiaries, both in the United States and other countries.

As of June 30, 2026, our total workforce consisted of approximately 4,500 employees. This included 450 production employees in Latrobe, Pennsylvania, who are covered under a collective bargaining agreement which expires on July 31, 2027. This also included 165 production employees in Washington, Pennsylvania, who are covered under a collective bargaining agreement which expires on August 31, 2029. We believe our relations with our employees are generally good.

(d)               Financial information about foreign and domestic operations and export sales:

Sales outside of the United States, including export sales, were $1,300.0 million, $1,177.2 million and $1,136.7 million in fiscal years 2026, 2025 and 2024, respectively. Long-lived assets held outside of the United States were $4.1 million and $5.0 million as of June 30, 2026 and 2025, respectively. For further information on domestic and international sales, see Note 4 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

(e)                Available Information:

Our Board of Directors has adopted a Code of Ethics for the Chief Executive Officer and Chief Financial Officer of Carpenter Technology Corporation, which is also applicable to our other executive officers. There were no waivers of the Code of Ethics in fiscal year 2026. The Code of Ethics and any information regarding any waivers of the Code of Ethics are disclosed on Carpenter's website at https://www.carpentertechnology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). Our website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Over the last few years, we have undertaken capital projects associated with expanding our production capacity and capability, including our current brownfield expansion project in Athens, Alabama. These projects place a significant demand on management and operational resources. Our success in expanding our operations in a cost-effective manner depends upon numerous factors including the ability of management to ensure the necessary resources are in place to properly execute these projects, our ability to obtain the necessary internal and customer qualifications to produce material from the facilities and our ability to operate the facilities to maximize the potential opportunities with minimal impacts to our existing operations. If we are not able to achieve the anticipated results from our capital expansion projects, or if we incur unanticipated delays, or excess costs, our results of operations and financial position may be materially adversely affected.

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

As of June 30, 2026, there were 450 production employees, at our Latrobe business unit located in Latrobe, Pennsylvania, covered by a collective bargaining agreement which expires on July 31, 2027. As of June 30, 2026, there were 165 production employees, at our Dynamet business unit located in Washington, Pennsylvania, covered by a collective bargaining agreement which expires on August 31, 2029. There can be no assurance that we will succeed in concluding collective bargaining agreements with the unions to replace those that expire which could result in work interruptions and stoppages. From time to time, the employees at our manufacturing facility in Reading, Pennsylvania, participate in election campaigns or union organizing attempts. There is no guarantee that future organization attempts will not result in union representation.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of the Congo (the "DRC") or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The Company timely filed its latest annual conflict minerals report required by the rules on May 11, 2026. There are costs associated with complying with these disclosure requirements going forward, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we continue to implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

Our business may be impacted by external factors that we may not be able to control.

War (such as the war in Iran, the war in Ukraine, the war between Israel and HAMAS, the war between Israel and Hezbollah and the Houthi attacks on commercial shipping vessels and other naval vessels), civil conflict, terrorism, other geopolitical and diplomatic tensions, natural disasters, climate change and public health issues including domestic or international pandemics, other outbreaks of contagious diseases and other adverse public health developments have caused or could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, affect the availability of credit facilities to us, our customers or other members of the supply chain necessary to transact business, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

The cost of our inventories is primarily determined using the Last-In, First-Out ("LIFO") method. Under the LIFO inventory valuation method, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period even though these materials and other costs may have been incurred at significantly different values due to the length of time of our production cycle. Generally, in a period of rising prices, LIFO recognizes higher costs of goods sold, which both reduces current income and assigns a lower value to the year-end inventory. From time to time, there have been proposals aimed at repealing the election to use the LIFO method for income tax purposes. According to these proposals, generally taxpayers that currently use the LIFO method would be required to revalue their LIFO inventory to its First-In, First-Out ("FIFO") value. As of June 30, 2026, if the FIFO method of inventory had been used instead of the LIFO method, our inventories would have been approximately $432.6 million higher. This increase in inventory would result in a one-time increase in taxable income which may be taken into account over the following several taxable years. The repeal of the LIFO method could result in a substantial tax liability which could adversely impact our cash flows and financial condition.

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

Management relies extensively on IT infrastructure, including hardware, networks, software, people and processes, to provide useful information to conduct our business and support assessments and conclusions about operating performance. Our inability to produce relevant and/or reliable measures of operating performance in an efficient, cost-effective and well-controlled fashion may have significant negative impacts on our future operations. In addition, any material failure, interruption of service, or compromised data security could adversely affect our operations. Security breaches in our IT systems could result in theft, destruction, loss, misappropriation or release of confidential data or intellectual property which could adversely impact our future results.

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

The use of new and evolving technologies, such as Artificial Intelligence ("AI"), presents risks and challenges that can impact our business. Unauthorized use or misuse of AI by the Company's employees, vendors or others may result in the disclosure of confidential Company or customer data, reputational harm, privacy law violations, cybersecurity risks, and legal liability. Additionally, while the use of AI can be beneficial to the Company, AI algorithms are currently known to sometimes produce unexpected results or behave in unpredictable ways that can generate, among other things, irrelevant, nonsensical, inaccurate, harmful, discriminatory or infringing results, which could harm the Company’s business, reputation, or result in legal or regulatory actions.

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

Management’s Role in Cybersecurity Risk Management

We have a dedicated Chief Information Security Officer ("CISO") with overall responsibility for the cybersecurity program, including threat detection and response, vulnerability management, governance, risk and compliance, security strategy and architecture, security engineering and operations, product and operational technology security. The current CISO has over 15 years of experience in the cybersecurity field and has broad expertise in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training and incident response. The CISO’s credentials include a Master of Science Degree in Information Security Management from SANS Technology Institute and a CISO Certificate from Carnegie Mellon University. The CISO holds multiple certifications including CISSP, GCIH and GCIA.

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

See the "Contingencies" section included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Contingencies and Commitments" section included in Note 12 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data," included in this Form 10-K, the contents of which are incorporated by reference to this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Registrant

Listed below are the names of our corporate executive officers, including those required to be listed as executive officers for SEC purposes, each of whom assumes office after the annual organization meeting of the Board of Directors which immediately follows the Annual Meeting of Stockholders.

Tony R. Thene was appointed to return to his capacity as Chief Executive Officer and President effective July 26, 2026, following the passing of Brian J. Malloy. Mr. Thene was elected Executive Chairman of the Board effective October 7, 2025 and continues to serve in that role. Mr. Thene had served as President and Chief Executive Officer from July 1, 2015 until October 7, 2025 and July 1, 2026, respectively. Mr. Thene resigned from these roles as part of the Company's executive succession planning. Mr. Thene joined Carpenter Technology in January 2013 and served as the Senior Vice President and Chief Financial Officer. Prior to joining Carpenter Technology, Mr. Thene was employed for 23 years by Alcoa Inc., a leading producer of primary and fabricated aluminum, holding various management positions.

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

			Assumed Present Position
Name	Age	Position
Tony R. Thene	65	Chairman, President and Chief Executive Officer	July 2026

Timothy Lain	54	Senior Vice President and Chief Financial Officer	August 2020

James D. Dee	69	Senior Vice President, General Counsel and Secretary	August 2020

Marshall D. Akins	43	Vice President - Chief Commercial Officer	February 2022

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange ("NYSE") and traded under the symbol "CRS." The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the NYSE:

	Fiscal Year 2026		Fiscal Year 2025
Period Ended:	High	Low	High	Low
September 30,	$290.84	$228.00	$166.51	$103.37

December 31,	$342.11	$233.78	$198.24	$144.76

March 31,	$412.31	$284.16	$213.66	$165.14

June 30,	$624.50	$382.18	$279.51	$138.61

Annual June 30,	$624.50	$228.00	$279.51	$103.37

The range of our common stock price on the NYSE from July 1, 2026, to August 7, 2026, was $472.29 to $625.99. The closing price of the common stock was $570.66 on August 7, 2026.

We have paid quarterly cash dividends on our common stock since 1906. We paid a quarterly dividend of $0.20 per share of common stock during each quarter of fiscal years 2026 and 2025, respectively.

As of August 7, 2026, there were 1,271 common stockholders of record.

In July 2024, the Company's Board of Directors authorized a share repurchase program of up to $400.0 million of the Company's outstanding common stock. There is no stated expiration for the share repurchase program. The shares may be repurchased from time to time at our discretion based on capital needs of the business, general market conditions and market price of the stock. The timing or amount of the shares to be repurchased cannot be assured. The share repurchase program may be discontinued at any time. As of June 30, 2026, $119.0 million of the $400.0 million remained available for future purchases. During the quarter ended June 30, 2026, the Company purchased 100,000 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended June 30, 2026:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1-30, 2026	—	$—	—	$164.2
May 1-31, 2026	75,000	414.39	75,000	133.1
June 1-30, 2026	25,000	564.93	25,000	119.0
Quarter ended June 30, 2026	100,000	$452.03	100,000	$119.0

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is set forth in Item 12 hereto "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Cumulative Total Stockholder Return

The graph below compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P MidCap 400 Index, the most widely used index for mid-sized companies, and our Peer Group (as defined below) for fiscal year ended June 30, 2026, and prior four fiscal years. The cumulative total return assumes an investment of $100.00 on June 30, 2021, and the reinvestment of any dividends during the period. Our Peer Group consists of the companies in the Russell Small Cap Completeness Growth Index - Basic Materials ("Russell Index"), formerly named Russell RSCC Materials & Processing Growth Index. We believe the companies included in our Peer Group, taken as a whole, provide a more meaningful comparison in terms of product offerings, markets served, competition and other relevant factors. The total stockholder return for our Peer Group is weighted according to the respective issuer's stock market capitalization at the beginning of each period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Carpenter Technology Corporation, the S&P Midcap 400 Index, and the Russell Index

$1,700.0
$1,600.0
$1,500.0
$1,400.0
$1,300.0
$1,200.0
$1,100.0
$1,000.0
$900.0
$800.0
$700.0
$600.0
$500.0
$400.0
$300.0
$200.0
$100.0
$0.0
2021
2022
2023
2024
2025
2026
Carpenter Technology Corporation
S&P 400 Mid-cap
Russell Index

* $100.00 invested on June 30, 2021, in stock or index, including reinvestment of dividends. Fiscal years ending June 30.
Data sourced from Nasdaq
Copyright © 2026 S&P Dow Jones Indices LLC, a division of S&P Global
Copyright © 2026 Russell Investments

	2021	2022	2023	2024	2025	2026
Carpenter Technology Corporation	$100.00	$71.10	$145.80	$288.10	$730.20	$1,634.00
S&P Midcap 400	$100.00	$85.40	$100.40	$114.00	$122.60	$154.30
Russell Index	$100.00	$79.40	$89.10	$91.30	$100.70	$154.20

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2026, employees surrendered 4,437 shares to the Company, at an average purchase price of $555.58, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

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

Business Trends

Selected financial results for the past three fiscal years are summarized below:

	Years Ended June 30,
($ in millions, except per share data)	2026	2025	2024
Net sales	$3,124.2	$2,877.1	$2,759.7

Net sales excluding surcharge revenue (1)	$2,527.5	$2,346.1	$2,167.7

Operating income	$702.0	$521.8	$323.1

Adjusted operating income (1)	$702.0	$525.4	$354.1

Net income	$529.8	$376.0	$186.5

Diluted earnings per share	$10.52	$7.42	$3.70

Adjusted diluted earnings per share (1)	$10.76	$7.48	$4.74

Purchases of property, plant, equipment and software	$242.7	$154.3	$96.6

Adjusted free cash flow (1)	$362.3	$287.5	$179.0

Pounds sold (in thousands) (2)	207,874	192,980	206,302

(1)  See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

(2)  Pounds sold data includes Specialty Alloys Operations segment and Dynamet and Additive businesses from the Performance Engineered Products segment.

Our sales are across diverse end-use markets. The table below summarizes our sales by end-use market over the past three fiscal years:

	Years Ended June 30,
	2026		2025		2024
($ in millions)	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
Aerospace and Defense	$2,035.2	65%	$1,768.6	62%	$1,538.8	56%
Medical	278.4	9%	351.2	12%	375.6	14%
Energy	230.6	7%	200.3	7%	185.8	7%
Transportation	100.4	3%	113.3	4%	149.1	5%
Industrial and Consumer	401.8	13%	359.5	12%	415.3	15%
Distribution	77.8	3%	84.2	3%	95.1	3%
Total net sales	$3,124.2	100%	$2,877.1	100%	$2,759.7	100%

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

During fiscal year 2026, approximately 43 percent of our net sales were sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we may enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings (loss) when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) ("AOCI") together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer arrangements.

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

The following is a summary of the net pension expense for the years ended June 30, 2026, 2025 and 2024:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Pension plans	$18.3	$26.3	$78.0
Other postretirement plans	(3.7)	(1.5)	(2.0)
Net pension expense	$14.6	$24.8	$76.0

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals are comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

Net pension expense is recorded in accounts that are included in cost of sales, selling, general and administrative expenses and other (income) expense, net based on the function of the associated employees and nature of expense. The following is a summary of the classification of net pension expense for the years ended June 30, 2026, 2025 and 2024:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Service cost included in Cost of sales	$7.5	$8.1	$8.4
Service cost included in Selling, general and administrative expenses	0.8	1.2	1.3
Pension earnings, interest and deferrals included in Other (income) expense, net	6.0	15.5	14.4
Settlement charge included in Other (income) expense, net	0.3	—	51.9
Net pension expense	$14.6	$24.8	$76.0

As of June 30, 2026 and 2025, service cost amounts related to the net pension expense capitalized in gross inventory were $1.0 million and $1.6 million, respectively.

Operating Performance Overview

Carpenter Technology completed fiscal year 2026 as the most profitable year in the Company’s history, realizing $702.0 million in operating income. This represents an increase in adjusted operating income of $176.6 million, or 34 percent, from fiscal year 2025 when excluding the $3.6 million of restructuring charges discussed below. The SAO segment drove results, exceeding expectations with $782.9 million of operating income and an operating margin of 27.7 percent of net sales (34.7 percent of net sales excluding surcharge revenue) compared to operating income of $588.6 million, or 23.0 percent of net sales (28.6 percent of net sales excluding surcharge revenue), for fiscal year 2025. Margin expansion in fiscal year 2026 was driven by a combination of continued productivity gains and pricing realization across both long-term and transactional business. These factors enabled SAO to deliver its strongest operating performance to date.

The profitability improvement was accompanied by meaningful cash generation, reflecting the higher earnings and continued discipline in working capital management. We generated $605.0 million of cash from operating activities in fiscal year 2026, as compared with cash generated from operating activities of $440.4 million in fiscal year 2025. Adjusted free cash flow was $362.3 million in fiscal year 2026, as compared with $287.5 million in fiscal year 2025. With a strong balance sheet and adjusted free cash flow, we will continue to take a balanced approach to capital allocation: sustaining our current asset base to achieve our targets, returning cash to stockholders through our stock buyback and dividend programs and investing in incremental growth initiatives, including the brownfield expansion project in Athens, Alabama. During fiscal year 2026, we repurchased 545,000 shares of our common stock in the open market for an aggregate $179.1 million and paid dividends of $40.3 million.

Over the last several years, Carpenter Technology has fundamentally transformed itself, becoming stronger, more focused and more profitable. We remain confident in our strategy, which has driven our transformation and positions us well to capture even greater opportunities ahead. We are focused on serving attractive, high-value end-use markets with applications where performance matters and failure is simply not an option. The combination of our current performance, visible growth opportunities, and long-term strategic positioning creates a compelling value creation story. We delivered record results in fiscal year 2026, we have a clear path to significant earnings growth over the next several years, and we are positioned to create substantial long-term value for our shareholders. Most importantly, we believe our greatest opportunities remain ahead of us.

We continue to closely monitor the evolving conflict among the United States, Israel and Iran and its impact to the end-use markets we serve. We also continue to monitor the ongoing tariff changes and engage with our customers and suppliers to analyze how these items could impact our business. We, as well as others in our industry, have established long-standing surcharge mechanisms to pass through changes in raw material prices to our customers. We have in the past used and plan to continue using these surcharge mechanisms to pass through the impact of any incremental tariffs on our raw material costs to our customers. As such, at this time and based on current information, we believe these items will not have a material impact on the Company.

Results of Operations — Fiscal Year 2026 Compared to Fiscal Year 2025

For fiscal year 2026, we reported net income of $529.8 million, or $10.52 earnings per diluted share. This compares with net income of $376.0 million, or $7.42 earnings per diluted share, in fiscal year 2025. Excluding special items, as identified below, adjusted earnings per diluted share was $10.76 in fiscal year 2026, and $7.48 in fiscal year 2025. The results for fiscal year 2026 compared to fiscal year 2025 reflect continued productivity gains and pricing realization across both long-term and transactional business.

During fiscal year 2026, we recorded debt extinguishment losses of $15.6 million. Special items included in our fiscal year 2025 results included restructuring and asset impairment charges of $3.6 million as a result of actions taken to streamline operations in the Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024.

Net Sales

Net sales for fiscal year 2026 were $3,124.2 million, which represents a 9 percent increase from fiscal year 2025. Excluding surcharge revenue, sales were 8 percent higher than fiscal year 2025 on 8 percent higher volume. The results primarily reflect the impact of price increases and stronger product demand for materials used in the end-use markets of Aerospace and Defense and Energy compared to fiscal year 2025.

Geographically, domestic net sales increased 7 percent from fiscal year 2025. Excluding surcharge revenue, domestic sales increased 6 percent driven by increases in the Aerospace and Defense, Energy and Industrial and Consumer end-use markets. Net sales outside the United States increased 10 percent from fiscal year 2025 to $1,300.0 million for fiscal year 2026. Excluding surcharge revenue, sales outside the United States increased 10 percent, driven by higher sales in the Aerospace and Defense end-use market in all regions, higher Energy end-use markets sales in the European region offset by lower Energy end-use market sales in the Asia Pacific region compared to fiscal year 2025. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $3.4 million increase in sales during fiscal year 2026 compared to fiscal year 2025. International sales as a percentage of our total net sales represented 42 percent and 41 percent for fiscal year 2026 and 2025, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that presenting net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Aerospace and Defense	$2,035.2	$1,768.6	$266.6	15%
Medical	278.4	351.2	(72.8)	(21)%
Energy	230.6	200.3	30.3	15%
Transportation	100.4	113.3	(12.9)	(11)%
Industrial and Consumer	401.8	359.5	42.3	12%
Distribution	77.8	84.2	(6.4)	(8)%
Total net sales	$3,124.2	$2,877.1	$247.1	9%
The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Aerospace and Defense	$1,658.4	$1,440.7	$217.7	15%
Medical	224.3	296.1	(71.8)	(24)%
Energy	170.7	151.3	19.4	13%
Transportation	77.1	86.4	(9.3)	(11)%
Industrial and Consumer	320.3	288.1	32.2	11%
Distribution	76.7	83.5	(6.8)	(8)%
Total net sales excluding surcharge revenue	$2,527.5	$2,346.1	$181.4	8%

Sales to the Aerospace and Defense end-use market increased 15 percent from fiscal year 2025 to $2,035.2 million. Excluding surcharge revenue, sales increased 15 percent. The fiscal year 2026 results reflect double-digit increases in the Aerospace engine and fastener sub-markets driven by increasing build rates and the need to maintain and replace aging fleets compared to fiscal year 2025. The fiscal year 2026 results also reflect higher sales in the Defense end-use market for program specific applications, in particular, materials used in missile applications.

Sales to the Medical end-use market decreased 21 percent to $278.4 million from fiscal year 2025. Excluding surcharge revenue, sales decreased 24 percent. The fiscal year 2026 results reflect lower shipments as a result of the medical supply chain managing inventory levels closely, partially offset by realized price increases particularly in the dental sub-market compared to fiscal year 2025.

Sales to the Energy end-use market of $230.6 million reflect a 15 percent increase from fiscal year 2025. Excluding surcharge revenue, sales increased 13 percent. The fiscal year 2026 results reflect higher demand in the power generation sub-market for both new and refurbished industrial gas turbines partially offset by decreased shipments for material used in the oil and gas sub-market compared to fiscal year 2025.

Transportation end-use market sales of $100.4 million reflect an 11 percent decrease from fiscal year 2025. Excluding surcharge revenue, sales decreased 11 percent. The fiscal year 2026 results reflect lower production rates for internal combustion engines in the light-duty sub-market compared to fiscal year 2025.

Industrial and Consumer end-use market sales of $401.8 million increased 12 percent from fiscal year 2025. Excluding surcharge revenue, sales increased 11 percent. The fiscal year 2026 results reflect higher demand in numerous Industrial sub-markets, primarily semiconductor materials, compared to fiscal year 2025.

Gross Profit

Gross profit in fiscal year 2026 increased to $955.5 million, or 30.6 percent of net sales, from $768.6 million, or 26.7 percent of net sales for fiscal year 2025. The fiscal year 2026 results reflect 9 percent increased sales with an ongoing improvement in the SAO segment with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies compared to fiscal year 2025. Excluding the impact of surcharge revenue, our adjusted gross margin in fiscal year 2026 was 37.8 percent. This compares to adjusted gross margin of 32.8 percent in fiscal year 2025.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures. The following represents a summary of the dilutive impact of the surcharge on gross margin:

	Fiscal Year
($ in millions)	2026	2025
Net sales	$3,124.2	$2,877.1
Less: surcharge revenue	596.7	531.0
Net sales excluding surcharge revenue	$2,527.5	$2,346.1

Gross profit	$955.5	$768.6

Gross margin	30.6%	26.7%

Gross margin excluding surcharge revenue	37.8%	32.8%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2026 were $253.5 million, or 8.1 percent of net sales (10.0 percent of net sales excluding surcharge revenue), compared to $243.2 million, or 8.5 percent of net sales (10.4 percent of net sales excluding surcharge revenue), in fiscal year 2025. The higher selling, general and administrative expenses in fiscal year 2026 reflect higher salary, benefit, and variable compensation charges compared to fiscal year 2025.

Restructuring and Asset Impairment Charges

During fiscal year 2026, there were no restructuring and asset impairment charges compared to $3.6 million in fiscal year 2025. The charges in fiscal year 2025 were a result of actions taken to streamline operations in our Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024. This included $2.5 million of noncash pre-tax inventory impairment charges and $1.1 million of costs related to the decommissioning of property, plant and equipment previously impaired.

Operating Income

Our operating income in fiscal year 2026 was $702.0 million, or 22.5 percent of net sales (27.8 percent of net sales excluding surcharge revenue). Operating income in fiscal year 2025 was $521.8 million, or 18.1 percent of net sales and excluding special items, adjusted operating income was $525.4 million (22.4 percent of net sales excluding surcharge revenue). Results for fiscal year 2026 reflect ongoing improvement in the SAO segment with higher realized prices, as well as expanded operating efficiencies compared to fiscal year 2025.

The special items included in fiscal year 2025 operating income represent restructuring and asset impairment charges of $3.6 million as a result of actions taken to streamline operations in the Carpenter Additive business, as announced in the quarter ended June 30, 2024.

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

	Fiscal Year
($ in millions)	2026	2025
Net sales	$3,124.2	$2,877.1
Less: surcharge revenue	596.7	531.0
Net sales excluding surcharge revenue	$2,527.5	$2,346.1

Operating income	$702.0	$521.8

Special item:
Restructuring and asset impairment charges	—	3.6
Adjusted operating income excluding special item	$702.0	$525.4

Operating margin	22.5%	18.1%

Adjusted operating margin excluding surcharge revenue and special item	27.8%	22.4%

Interest Expense, Net and Debt Extinguishment Losses

Fiscal year 2026 interest expense, net was $37.8 million compared to $48.4 million in fiscal year 2025. The lower interest expense, net in fiscal year 2026 is due to higher capitalized interest and a lower interest rate on the 2034 Notes as compared to the notes that were prepaid and redeemed in full in November 2025 compared to fiscal year 2025. Capitalized interest reduced interest expense by $7.9 million for fiscal year 2026 and by $2.6 million in fiscal year 2025.

Debt extinguishment losses for the fiscal year ended June 30, 2026, were $15.6 million related to the prepayment, in full, of the senior unsecured notes due July 2028 and March 2030. This consisted of $11.4 million of debt prepayment costs and $4.2 million of accelerated issue costs. There were no debt extinguishment losses for the fiscal year ended June 30, 2025.

Other (Income) Expense, Net

Other income, net for fiscal year 2026 was $7.6 million compared with other expense, net of $6.1 million in fiscal year 2025. Fiscal year 2026 reflects $6.0 million of expense from pension earnings, interest and deferrals compared to $15.5 million of expense in fiscal year 2025, driven by higher than expected returns on plan assets. Interest income in fiscal year 2026 is $8.8 million, as compared to $7.5 million in fiscal year 2025.

Income Taxes

Our effective tax rate (income tax expense (benefit) as a percent of income (loss) before taxes) for fiscal year 2026 was 19.3 percent as compared to 19.5 percent for fiscal year 2025. Tax expense in fiscal year 2026 and 2025 includes tax benefits attributable to employee share-based compensation of $19.6 million and $14.2 million, respectively.

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

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework. In June 2025, the U.S. and the G-7 countries announced the intention to reach an agreement that would exempt U.S. parented multinationals from certain of the Pillar Two rules. In January 2026, additional guidance, the "Side-by Side Package", was released. We are currently evaluating the guidance. The Pillar Two Framework as it exists today does not have a significant impact on our financial position, results of operations or cash flows.

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

The following table includes comparative information for our volumes by business segment:

Pounds sold	Fiscal Year		Increase	% Increase
(in thousands)	2026	2025
Specialty Alloys Operations	200,872	186,270	14,602	8%
Performance Engineered Products *	10,362	10,098	264	3%
Intersegment	(3,360)	(3,388)	28	1%
Total pounds sold	207,874	192,980	14,894	8%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Specialty Alloys Operations	$2,826.8	$2,563.6	$263.2	10%
Performance Engineered Products	383.0	405.4	(22.4)	(6)%
Intersegment	(85.6)	(91.9)	6.3	7%
Total net sales	$3,124.2	$2,877.1	$247.1	9%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Specialty Alloys Operations	$2,253.6	$2,057.9	$195.7	10%
Performance Engineered Products	353.2	372.4	(19.2)	(5)%
Intersegment	(79.3)	(84.2)	4.9	6%
Total net sales excluding surcharge revenue	$2,527.5	$2,346.1	$181.4	8%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Fiscal Year
($ in millions)	2026	2025
Net Sales	$2,826.8	$2,563.6
Less: surcharge revenue	573.2	505.7
Net sales excluding surcharge revenue	$2,253.6	$2,057.9

Operating income	$782.9	$588.6

Operating margin	27.7%	23.0%

Adjusted operating margin excluding surcharge revenue	34.7%	28.6%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Fiscal Year
($ in millions)	2026	2025
Net Sales	$383.0	$405.4
Less: surcharge revenue	29.8	33.0
Net sales excluding surcharge revenue	$353.2	$372.4

Operating income	$30.1	$37.0

Operating margin	7.9%	9.1%

Adjusted operating margin excluding surcharge revenue	8.5%	9.9%

Specialty Alloys Operations Segment

Net sales in fiscal year 2026 for the SAO segment increased 10 percent to $2,826.8 million, as compared with $2,563.6 million in fiscal year 2025. Excluding surcharge revenue, net sales increased 10 percent on 8 percent higher shipment volume as compared to fiscal year 2025. The SAO segment results reflect higher sales in the Aerospace and Defense and Energy end-use markets of 15 percent and 14 percent, respectively. This was driven by realized price increases compared to fiscal year 2025.

Operating income for the SAO segment in fiscal year 2026 was $782.9 million, or 27.7 percent of net sales (34.7 percent of net sales excluding surcharge revenue), compared to operating income of $588.6 million, or 23.0 percent of net sales (28.6 percent of net sales excluding surcharge revenue), for fiscal year 2025. Fiscal year 2026 reflects a combination of continued productivity gains and pricing realization across both long-term and transactional business compared to fiscal year 2025.

Performance Engineered Products Segment

Net sales for fiscal year 2026 for the PEP segment were $383.0 million as compared with $405.4 million for fiscal year 2025. Excluding surcharge revenue, net sales decreased 5 percent from fiscal year 2025 on 3 percent higher shipment volume. The results reflect lower sales in the Medical and Distribution end-use markets partially offset by higher sales in the Aerospace and Defense and Industrial and Consumer end-use markets compared to fiscal year 2025.

Operating income for the PEP segment for fiscal year 2026 was $30.1 million, or 7.9 percent of net sales (8.5 percent of net sales excluding surcharge revenue), as compared with operating income of $37.0 million, or 9.1 percent of net sales (9.9 percent of net sales excluding surcharge revenue) for fiscal year 2025. Fiscal year 2026 results reflect lower sales and margins compared to fiscal year 2025.

Results of Operations — Fiscal Year 2025 Compared to Fiscal Year 2024

For fiscal year 2025, we reported net income of $376.0 million, or $7.42 earnings per diluted share. This compares with net income of $186.5 million, or $3.70 earnings per diluted share in fiscal year 2024. Excluding special items, as identified below, adjusted earnings per diluted share was $7.48 in fiscal year 2025 and $4.74 in fiscal year 2024. The results for fiscal year 2025 compared to fiscal year 2024 reflect an ongoing improvement in product mix with a shift in capacity to more complex, higher value materials as well as pricing actions and expanding operational efficiencies.

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

Geographically, domestic net sales increased 5 percent from fiscal year 2024. Excluding surcharge revenue, domestic sales increased 9 percent driven by a 27 percent increase in the Aerospace and Defense end-use market. Net sales outside the United States increased 4 percent from fiscal year 2024 to $1,177.2 million for fiscal year 2025. Excluding surcharge revenue, sales outside the United States increased 8 percent, driven by the Aerospace and Defense end-use market in the European region and Mexico and the Energy end-use market in the European region compared to fiscal year 2024. A portion of our sales outside the United States are denominated in foreign currencies. The impact of fluctuations in foreign currency exchange rates resulted in a $0.5 million decrease in sales during fiscal year 2025 compared to fiscal year 2024. International sales as a percentage of our total net sales represented 41 percent and 41 percent for fiscal year 2025 and fiscal year 2024, respectively.

 Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that presenting net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets:

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

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures. The following represents a summary of the dilutive impact of the surcharge on gross margin:

	Fiscal Year
($ in millions)	2025	2024
Net sales	$2,877.1	$2,759.7
Less: surcharge revenue	531.0	592.0
Net sales excluding surcharge revenue	$2,346.1	$2,167.7

Gross profit	$768.6	$584.3

Gross margin	26.7%	21.2%

Gross margin excluding surcharge revenue	32.8%	27.0%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2025 were $243.2 million, or 8.5 percent of net sales (10.4 percent of net sales excluding surcharge revenue), compared to $230.2 million, or 8.3 percent of net sales (10.6 percent of net sales excluding surcharge revenue), in fiscal year 2024. The higher selling, general and administrative expenses in fiscal year 2025 reflect higher salary, benefit and variable compensation charges compared to fiscal year 2024.

Restructuring and Asset Impairment Charges

During fiscal year 2025, restructuring and asset impairment charges were $3.6 million, compared to $16.9 million in fiscal year 2024. The charges in fiscal year 2025 were a result of actions taken to streamline operations in our Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024. This included $2.5 million of noncash pre-tax inventory impairment charges and $1.1 million of costs related to the decommissioning of property, plant, and equipment previously impaired. Restructuring and asset impairment charges in fiscal year 2024 included $15.8 million of noncash pre-tax impairment charges related to $8.8 million of property, plant, equipment and software and $7.0 million associated with a certain definite lived intangible asset. Also included were $1.1 million of various personnel costs for severance payments, medical coverage and related items.

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

Operating Income

Our operating income in fiscal year 2025 was $521.8 million, or 18.1 percent of net sales, as compared with $323.1 million of operating income, or 11.7 percent of net sales in fiscal year 2024. Excluding surcharge revenue and special items, adjusted operating income was $525.4 million or adjusted operating margin of 22.4 percent for fiscal year 2025 compared to $354.1 million, or 16.3 percent for fiscal year 2024. Results for fiscal year 2025 reflect ongoing improvement in product mix, higher realized prices, as well as expanded operating efficiencies compared to fiscal year 2024.

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
Interest Expense, Net

Fiscal year 2025 interest expense, net was $48.4 million compared to $51.0 million in fiscal year 2024. The lower interest expense, net in fiscal year 2025 is largely due to less short-term borrowings under our Credit Facility and higher capitalized interest compared to fiscal year 2024. Capitalized interest reduced interest expense by $2.6 million in fiscal year 2025 and by $1.6 million in fiscal year 2024.

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

 The following table includes comparative information for our volumes by business segment:

Pounds sold	Fiscal Year		(Decrease) Increase	% (Decrease) Increase
(in thousands)	2025	2024
Specialty Alloys Operations	186,270	208,154	(21,884)	(11)%
Performance Engineered Products *	10,098	10,094	4	—%
Intersegment	(3,388)	(11,946)	8,558	72%
Total pounds sold	192,980	206,302	(13,322)	(6)%

* Pounds sold data for PEP segment includes Dynamet and Additive businesses only.

The following table includes comparative information for our net sales by business segment:

Net sales	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Specialty Alloys Operations	$2,563.6	$2,443.8	$119.8	5%
Performance Engineered Products	405.4	411.0	(5.6)	(1)%
Intersegment	(91.9)	(95.1)	3.2	3%
Total net sales	$2,877.1	$2,759.7	$117.4	4%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Fiscal Year		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2025	2024
Specialty Alloys Operations	$2,057.9	$1,876.0	$181.9	10%
Performance Engineered Products	372.4	377.8	(5.4)	(1)%
Intersegment	(84.2)	(86.1)	1.9	2%
Total net sales excluding surcharge revenue	$2,346.1	$2,167.7	$178.4	8%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Fiscal Year
($ in millions)	2025	2024
Net Sales	$2,563.6	$2,443.8
Less: surcharge revenue	505.7	567.8
Net sales excluding surcharge revenue	$2,057.9	$1,876.0

Operating income	$588.6	$408.5

Operating margin	23.0%	16.7%

Adjusted operating margin excluding surcharge revenue	28.6%	21.8%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Fiscal Year
($ in millions)	2025	2024
Net Sales	$405.4	$411.0
Less: surcharge revenue	33.0	33.2
Net sales excluding surcharge revenue	$372.4	$377.8

Operating income	$37.0	$36.0

Operating margin	9.1%	8.8%

Adjusted operating margin excluding surcharge revenue	9.9%	9.5%

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

Operating income for the SAO segment in fiscal year 2025 was $588.6 million, or 23.0 percent of net sales (28.6 percent of net sales excluding surcharge revenue), compared to operating income of $408.5 million, or 16.7 percent of net sales (21.8 percent of net sales excluding surcharge revenue), for fiscal year 2024. Fiscal year 2025 reflects stronger product mix and operational efficiency gains compared to fiscal year 2024.

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

Operating income for the PEP segment for fiscal year 2025 was $37.0 million, or 9.1 percent of net sales (9.9 percent of net sales excluding surcharge revenue), as compared with operating income of $36.0 million, or 8.8 percent of net sales (9.5 percent of net sales excluding surcharge revenue), for fiscal year 2024. Fiscal year 2025 results were flat compared to fiscal year 2024.

Liquidity and Financial Resources

During fiscal year 2026, we generated cash from operating activities of $605.0 million as compared with $440.4 million in fiscal year 2025. Our adjusted free cash flow, which we define under "Non-GAAP Financial Measures" below, was positive $362.3 million as compared to positive $287.5 million for fiscal year 2025. The increase in operating cash flow and adjusted free cash flow in fiscal year 2026 resulted from higher earnings after noncash adjustments to net income, less cash used for inventory and pension contributions, partially offset by higher cash used for other working capital needs and capital expenditures. Fiscal year 2026 reflects cash used to build inventory of $28.4 million compared to $60.4 million in fiscal year 2025.

Capital expenditures for property, plant, equipment and software were $242.7 million for fiscal year 2026 as compared to $154.3 million for fiscal year 2025. The increase in capital expenditures in fiscal year 2026 is primarily due to the brownfield expansion in Athens, Alabama. In fiscal year 2027, we expect capital expenditures, including the brownfield expansion, to be in the range of $355.0 million to $375.0 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for fiscal year 2026 were $40.3 million, as compared to $40.3 million in fiscal year 2025. In fiscal years 2026, 2025 and 2024 we declared and paid quarterly cash dividends of $0.20 per share. Additionally, we will discretionarily use excess cash for a share repurchase program up to $400.0 million of our outstanding common stock. During fiscal year 2026, we repurchased 545,000 shares of our common stock on the open market for an aggregate of $179.1 million, as compared to 575,000 shares for an aggregate of $101.9 million in fiscal year 2025. As of June 30, 2026, $119.0 million remained available for future purchases.

During fiscal year 2026, we made $23.8 million of pension contributions to our qualified defined benefit pension plans. Over the next five years, current estimates indicate that we will be required to make approximately $99.9 million of cash contributions to our domestic qualified defined benefit pension plans, based on the laws in effect for pension funding as of June 30, 2026, and subject to market returns and interest rate assumptions.

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

The Credit Facility is an unsecured revolving credit facility with a commitment of $500.0 million subject to the right, from time to time, to request an increase of the commitment not in excess of $650.0 million and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers. As of June 30, 2026, the borrowing rate for the Credit Facility was 5.38%, however, we had no short-term borrowings. As of June 30, 2026, we had $0.9 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $499.1 million, remains available to us.

We believe that our total liquidity of $892.4 million, as of June 30, 2026, which includes total cash and cash equivalents of $393.3 million and available borrowing capacity of $499.1 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of June 30, 2026, we had cash and cash equivalents of $61.0 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the fiscal year ended June 30, 2026, we repatriated no cash from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 3.50 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of June 30, 2026, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants, as of June 30, 2026:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	23.38 to 1.00
Consolidated net leverage ratio	3.50 to 1.00 (maximum)	0.56 to 1.00
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

Adjusted Earnings Per Diluted Share

The following provides a reconciliation of adjusted earnings per diluted share, to its most directly comparable U.S. GAAP financial measure:

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2026, as reported	$656.2	$(126.4)	$529.8	$10.52
Special item:
Debt extinguishment losses	15.6	(3.6)	12.0	0.24

Year ended June 30, 2026, as adjusted	$671.8	$(130.0)	$541.8	$10.76

* Impact per diluted share calculated using weighted average common shares outstanding of 50.4 million for the fiscal year ended June 30, 2026.

($ in millions, except per share amounts)	Earnings Before Income Taxes	Income Tax Expense	Net Income	Earnings Per Diluted Share*
Year ended June 30, 2025, as reported	$467.3	$(91.3)	$376.0	$7.42
Special item:
Restructuring and asset impairment charges	3.6	(0.9)	2.7	0.06

Year ended June 30, 2025, as adjusted	$470.9	$(92.2)	$378.7	$7.48

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

Adjusted Free Cash Flow

This Annual Report on Form 10-K includes discussions of adjusted free cash flow which is a non-GAAP financial measure and may not be comparable to adjusted free cash flow reported by other companies. The following provides a reconciliation of adjusted free cash flow, as used in this Annual Report on Form 10-K, to its most directly comparable U.S. GAAP financial measure:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Net cash provided from operating activities	$605.0	$440.4	$274.9
Purchases of property, plant, equipment and software	(242.7)	(154.3)	(96.6)
Proceeds from disposals of property, plant and equipment and assets held for sale	—	1.4	0.7
Adjusted free cash flow	$362.3	$287.5	$179.0

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, pensions and other postretirement benefits, intangible assets, goodwill, leases, environmental liabilities, income taxes, derivative instruments and hedging activities and contingencies and litigation.

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. We value other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2026 and 2025, $162.6 million and $145.2 million of inventory, respectively, was accounted for using a method other than the LIFO method. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $432.6 million and $344.5 million higher as of June 30, 2026 and 2025, respectively.

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

Pension and Other Postretirement Benefits

The amount of net pension expense, which is determined annually, or upon remeasurement, is based upon the value of the assets in the pension trusts at the beginning of the fiscal year as well as actuarial assumptions, such as the discount rate and the expected long-term rate of return on plan assets. The assumed long-term rate of return on pension plan assets is reviewed at each year-end based on the plan's investment policies, an analysis of the historical returns of the capital markets and current interest rates. Based on the current funding level, the benchmark allocation policy for the Company's largest pension plan assets is to have approximately 75 percent in return seeking assets and 25 percent in liability-hedging assets. Return seeking assets include global equities, diversified credit and real assets. Liability-hedging assets include bond funds and cash. When the funding level of the plan reaches 95 percent and improves to fully or over-funded status in increments of 5 percent, assets will be shifted from return seeking to liability-hedging assets in accordance with the glidepath policy outlined in the pension plan's Investment Policy Statement. The plan discount rate is determined by reference to the BondLink interest rate model based upon a portfolio of highly rated U.S. corporate bonds with individual bonds that are theoretically purchased to settle the plan's anticipated cash outflows. The fluctuations in stock and bond markets could cause actual investment results to be significantly different from those assumed, and therefore, significantly impact the valuation of the assets in our pension trusts. Changes in actuarial assumptions could significantly impact the accounting for the pension assets and liabilities. If the assumed long-term rate of return on plan assets was changed by 0.25 percent, the net pension expense would change by $1.7 million. If the discount rate was changed by 0.25 percent, the net pension expense would change by $0.2 million.

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

Goodwill

Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill may first be assessed based on qualitative factors (Step 0) to determine whether a quantitative goodwill impairment test is necessary. In fiscal year 2026 and 2025, we performed the Step 0 qualitative assessment rather than immediately performing the Step 1 quantitative valuation as has been done historically. The qualitative assessment includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, reporting unit-specific financial performance and other events, such as strategy and primary customer base.

As of June 30, 2026, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2026, was $195.5 million and represents 86 percent of total goodwill as of June 30, 2026. The remaining goodwill recorded as of June 30, 2026 of $31.8 million is associated with the Dynamet reporting unit in the PEP segment.

For fiscal year 2026, we concluded that the qualitative assessment for each of the reporting units as of June 1, 2026 was appropriate given (a) just two years have passed since we performed a full valuation of the reporting units, (b) the June 1, 2024 valuations of our reporting units, as detailed below, yielded significant cushions between the fair value and carrying value, and (c) there have been no significant adverse changes to the Company since the prior year. Based on the results of the qualitative analysis, and consideration of the totality of the positive and mitigating events and circumstances with adverse factors, we concluded there was no indication that it was more likely than not that any of our reporting units’ carrying values (with allocated goodwill) exceeded their respective fair values as of June 30, 2026.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenue are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years with a discount rate of approximately 6 percent as of June 30, 2026 and approximately 6 percent as of June 30, 2025.

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

Contingencies

Environmental

We are subject to various federal, state, local and international environmental laws and regulations relating to pollution, protection of public health and the environment, natural resource damages and occupational safety and health. Although compliance with these laws and regulations may affect the costs of our operations, compliance costs to date have not been material. We have environmental remediation liabilities at some of our owned operating facilities and have been designated as a potentially responsible party ("PRP") with respect to certain third party Superfund waste-disposal sites and other third party-owned sites. We accrue amounts for environmental remediation costs that represent our best estimate of the probable and reasonably estimable future costs related to environmental remediation. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis. During fiscal year 2026, we decreased the liability for environmental remediation costs by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2026 and 2025 were $17.3 million and $17.4 million, respectively.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, statements regarding guidance, outlook, targets, objectives, future operating performance, cash generation, capital allocation, market conditions and strategic initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated, expected or implied. The most significant of these uncertainties are described in this Form 10-K. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, energy, transportation, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange and interest rates; (6) the effect of government trade actions, including tariffs; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cybersecurity incidents, ransomware attacks, malicious AI usage, operational technology disruptions, information technology failures, data security breaches and failures of third-party technology service providers; (17) the ability of suppliers, logistics providers and other supply-chain participants to meet obligations due to capacity constraints, transportation disruptions, energy shortages, geopolitical events, labor shortages or other factors; (18) the ability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; (20) geopolitical, economic, regulatory and security risks relating to our global business, including international conflicts, military actions, diplomatic tensions, trade restrictions, sanctions, disruptions to transportation corridors and shipping routes and changes in U.S. and foreign trade, tax and regulatory requirements; (21) challenges affecting the commercial aviation industry or key participants including, but not limited to production and other challenges at The Boeing Company; (22) the consequences of the announcement, maintenance or use of Carpenter Technology’s share repurchase program; and (23) the ability to successfully execute major capital projects and brownfield expansion initiatives, including achieving expected costs, schedules, capacity additions, productivity improvements and returns on investment. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-K or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 17 to the consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data," in order to reduce the risk of fluctuating profit margins on these sales, we may enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of June 30, 2026, we had approximately $0.2 million of net deferred gains related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of June 30, 2026, is provided in Note 17 to the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." Assuming on June 30, 2026, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

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

Management assessed the effectiveness of Carpenter's internal control over financial reporting as of June 30, 2026. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment, management concluded that, as of June 30, 2026, Carpenter's internal control over financial reporting is effective based on those criteria.

The effectiveness of Carpenter's internal control over financial reporting as of June 30, 2026, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.

/s/ Tony R. Thene
Tony R. Thene
Chairman, President and Chief Executive Officer

/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Carpenter Technology Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Carpenter Technology Corporation and its subsidiaries (the "Company") as of June 30, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Goods Transferred to the Customer

As described in Notes 1 and 4 to the consolidated financial statements, revenue is recognized when the Company's performance obligations are satisfied. This occurs when control of the goods and services has transferred to the customer, which is generally determined when title, ownership and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product, based on the applicable shipping terms, or when the service is performed. For the year ended June 30, 2026, the Company's net sales were $3.12 billion, a majority of which relates to goods transferred to the customer.

The principal consideration for our determination that performing procedures relating to revenue recognition related to goods transferred to the customer is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of certain data provided by management; (ii) testing revenue, on a test basis, by obtaining and inspecting source documents, such as invoices, delivery documents, evidence of customer arrangement, price information, and cash receipts; and (iii) performing confirmation procedures, on a test basis, of outstanding customer invoice balances as of June 30, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, delivery documents, evidence of customer arrangement, price information, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
August 12, 2026

We have served as the Company's auditor since 1918.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2026, 2025 and 2024

($ in millions, except per share data)	2026	2025	2024
Net sales	$3,124.2	$2,877.1	$2,759.7
Cost of sales	2,168.7	2,108.5	2,175.4
Gross profit	955.5	768.6	584.3

Selling, general and administrative expenses	253.5	243.2	230.2
Goodwill impairment charge	—	—	14.1
Restructuring and asset impairment charges	—	3.6	16.9
Operating income	702.0	521.8	323.1

Interest expense, net	37.8	48.4	51.0
Debt extinguishment losses	15.6	—	—
Other (income) expense, net	(7.6)	6.1	60.5

Income before income taxes	656.2	467.3	211.6
Income tax expense	126.4	91.3	25.1

Net income	$529.8	$376.0	$186.5

EARNINGS PER COMMON SHARE:
Basic	$10.59	$7.50	$3.75
Diluted	$10.52	$7.42	$3.70

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	50.0	50.2	49.7
Diluted	50.4	50.7	50.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended June 30, 2026, 2025 and 2024

($ in millions)	2026	2025	2024
Net income	$529.8	$376.0	$186.5
Other comprehensive income (loss), net of tax:
Net gain on derivative instruments, net of tax of $(0.1), $(0.5) and $(0.3), respectively	0.4	1.7	1.1
Pension and postretirement benefits, net of tax of $(15.0), $(5.3) and $(16.0), respectively	48.7	16.9	51.2
Foreign currency translation	(1.6)	7.4	(3.2)
Total other comprehensive income, net of tax	47.5	26.0	49.1
Comprehensive income, net of tax	$577.3	$402.0	$235.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2026, 2025 and 2024

($ in millions)	2026	2025	2024
OPERATING ACTIVITIES
Net income	$529.8	$376.0	$186.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	147.1	139.2	134.6
Goodwill impairment charge	—	—	14.1
Noncash restructuring and asset impairment charges	—	2.5	15.8
Debt extinguishment losses	15.6	—	—
Deferred income taxes	21.2	(17.4)	(13.3)
Net pension expense	14.6	24.8	76.0
Share-based compensation expense	26.4	22.8	19.8
Net loss on disposal of property, plant, and equipment and assets held for sale	1.4	2.0	4.6
Changes in working capital and other:
Accounts receivable	(128.3)	(1.8)	(32.6)
Inventories	(28.4)	(60.4)	(96.7)
Other current assets	20.0	13.7	(31.3)
Accounts payable	17.2	(1.4)	(11.0)
Accrued liabilities	3.1	13.7	23.6
Pension plan contributions	(23.8)	(64.8)	(11.3)
Other postretirement plan contributions	(4.0)	(3.6)	(2.6)
Other, net	(6.9)	(4.9)	(1.3)
Net cash provided from operating activities	605.0	440.4	274.9
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(242.7)	(154.3)	(96.6)
Proceeds from disposals of property, plant and equipment and assets held for sale	—	1.4	0.7
Net cash used for investing activities	(242.7)	(152.9)	(95.9)
FINANCING ACTIVITIES
Credit agreement borrowings	—	—	62.5
Credit agreement repayments	—	—	(62.5)
Proceeds from issuance of long-term debt, net of offering costs	692.1	—	—
Payments on long-term debt	(700.0)	—	—
Payments for debt extinguishment costs	(11.4)	—	—
Payments for debt issue costs	(4.1)	—	—
Dividends paid	(40.3)	(40.3)	(40.0)
Purchases of treasury stock	(179.1)	(101.9)	—
Proceeds from stock options exercised	14.3	13.4	40.9
Withholding tax payments on share-based compensation awards	(58.3)	(38.3)	(24.2)
Net cash used for financing activities	(286.8)	(167.1)	(23.3)
Effect of exchange rate changes on cash and cash equivalents	2.3	(4.0)	(1.1)
INCREASE IN CASH AND CASH EQUIVALENTS	77.8	116.4	154.6
Cash and cash equivalents at beginning of year	315.5	199.1	44.5
Cash and cash equivalents at end of year	$393.3	$315.5	$199.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2026 and 2025

($ in millions, except share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$393.3	$315.5
Accounts receivable, net of allowance for doubtful accounts of $9.4 million and $$7.9 million at June 30, 2026 and 2025, respectively	701.9	575.5
Inventories	822.9	793.8
Other current assets	63.1	79.9
Total current assets	1,981.2	1,764.7
Property, plant, equipment and software, net	1,487.9	1,359.4
Goodwill	227.3	227.3
Other intangibles, net	3.9	9.5
Deferred income taxes	5.5	7.8
Other assets	132.5	118.1
Total assets	$3,838.3	$3,486.8

LIABILITIES
Current liabilities:
Accounts payable	$313.4	$267.4
Accrued liabilities	206.6	216.3
Total current liabilities	520.0	483.7
Long-term debt	690.7	695.4
Accrued pension liabilities	89.6	146.9
Accrued postretirement benefits	22.2	12.5
Deferred income taxes	196.9	162.8
Other liabilities	91.3	98.5
Total liabilities	1,610.7	1,599.8

Contingencies and commitments (see Note 12)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 57,359,343 shares at June 30, 2026, and 57,230,002 shares at June 30, 2025; outstanding 49,606,583 shares at June 30, 2026, and 49,707,379 shares at June 30, 2025	286.8	286.2
Capital in excess of par value	357.1	354.3
Reinvested earnings	2,199.7	1,710.2
Common stock in treasury (7,752,760 shares and 7,522,623 shares at June 30, 2026 and 2025, respectively), at cost	(595.6)	(395.8)
Accumulated other comprehensive loss	(20.4)	(67.9)
Total stockholders' equity	2,227.6	1,887.0
Total liabilities and stockholders' equity	$3,838.3	$3,486.8

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended June 30, 2026, 2025 and 2024

	Common Stock
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value	Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
Balances at June 30, 2023	$280.7	$328.4	$1,228.0	$(298.0)	$(143.0)	$1,396.1
Net income			186.5			186.5
Net gain on derivative instruments, net of tax					1.1	1.1
Pension and postretirement benefits, net of tax					51.2	51.2
Foreign currency translation					(3.2)	(3.2)
Cash dividends:
Common @ $0.80 per share			(40.0)			(40.0)
Share-based compensation plans		0.9		8.7		9.6
Stock options exercised	4.2	23.3				27.5
Balances at June 30, 2024	284.9	352.6	1,374.5	(289.3)	(93.9)	1,628.8
Net income			376.0			376.0
Net gain on derivative instruments, net of tax					1.7	1.7
Pension and postretirement benefits, net of tax					16.9	16.9
Foreign currency translation					7.4	7.4
Cash dividends:
Common @ $0.80 per share			(40.3)			(40.3)
Purchases of treasury stock				(101.9)		(101.9)
Share-based compensation plans		5.5		(4.6)		0.9
Stock options exercised	1.3	(3.8)				(2.5)
Balances at June 30, 2025	286.2	354.3	1,710.2	(395.8)	(67.9)	1,887.0
Net income			529.8			529.8
Net gain on derivative instruments, net of tax					0.4	0.4
Pension and postretirement benefits, net of tax					48.7	48.7
Foreign currency translation					(1.6)	(1.6)
Cash dividends:
Common @ $0.80 per share			(40.3)			(40.3)
Purchases of treasury stock				(179.1)		(179.1)
Share-based compensation plans		(0.6)		(20.7)		(21.3)
Stock options exercised	0.6	3.4				4.0
Balances at June 30, 2026	$286.8	$357.1	$2,199.7	$(595.6)	$(20.4)	$2,227.6

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
For the Years Ended June 30, 2026, 2025 and 2024

	Common Shares
	Issued	Treasury	Net Outstanding
Balances at June 30, 2023	56,143,131	(7,507,391)	48,635,740
Stock options exercised	835,532	—	835,532
Share-based compensation plans	—	305,683	305,683
Balances at June 30, 2024	56,978,663	(7,201,708)	49,776,955
Purchases of treasury stock	—	(575,000)	(575,000)
Stock options exercised	251,339	—	251,339
Share-based compensation plans	—	254,085	254,085
Balances at June 30, 2025	57,230,002	(7,522,623)	49,707,379
Purchases of treasury stock	—	(545,000)	(545,000)
Stock options exercised	129,341	—	129,341
Share-based compensation plans	—	314,863	314,863
Balances at June 30, 2026	57,359,343	(7,752,760)	49,606,583

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

 Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated. Certain reclassifications have been made to prior year amounts to conform with current year classifications.

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

Research and Development

Research and development expenditures, which amounted to $27.7 million, $26.1 million and $25.6 million in fiscal years 2026, 2025 and 2024, respectively, are expensed as incurred and are generally reported in cost of sales in the consolidated statements of operations. The research and development expenditures consist principally of salaries and benefits, building costs, utilities and administrative expenses. Substantially all development costs are related to developing new products or designing significant improvements to existing products or processes.

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

Inventories

Inventories are valued at the lower of cost or market for those inventories determined by the LIFO method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. As of June 30, 2026 and 2025, $162.6 million and $145.2 million of inventory, respectively, was accounted for using a method other than the LIFO method.

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

Goodwill

Goodwill, net of accumulated impairment losses, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost. Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill may first be assessed based on qualitative factors (Step 0) to determine whether a quantitative goodwill impairment test is necessary. In fiscal year 2026, the Company performed the Step 0 qualitative assessment rather than immediately performing the Step 1 quantitative valuation as has been done historically. The qualitative assessment includes, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, reporting unit-specific financial performance and other events, such as strategy and primary customer base.

When preparing the quantitative impairment test, potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Historically, the fair value has been estimated using a weighting of discounted cash flows and the use of market multiples valuation techniques for the SAO reporting unit and the Dynamet reporting unit in the PEP segment.

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

Impairment of Long-Lived Assets

Long-lived assets subject to depreciation and amortization, including property, plant, equipment, software and intangible assets, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable through future undiscounted cash flows. The amount of the impairment loss is the excess of the carrying amount of the impaired assets over the fair value of the assets based upon discounted future cash flows.

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

Environmental Expenditures

Environmental expenditures that pertain to current operations or to future revenue are expensed or capitalized consistent with the Company's capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Most estimated liabilities are not discounted to present value due to the uncertainty as to the timing and duration of expected costs. For one former operating facility site, due to the routine nature of the expected costs, the liability for future costs is discounted to present value over 20 years assuming a discount rate of approximately 6 percent as of June 30, 2026 and approximately 6 percent as of June 30, 2025. The liabilities, net of present value discount, for this former operating site were $10.8 million and $10.8 million, as of June 30, 2026 and 2025, respectively.

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

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities and trade receivables. Investment and cash management policies have been implemented that limit deposit concentrations and limit investments to investment grade securities. The risk with respect to trade receivables is mitigated by monitoring payment terms and periodic credit evaluations the Company performs on our customers, the short duration of our payment terms and by the diversification of our customer base. During fiscal years 2026, 2025 and 2024, no single customer accounted for 10 percent or more of total net sales. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2026 and 2025.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges for the years ended June 30, 2026, 2025 and 2024, were $0.0 million, $3.6 million and $16.9 million, respectively. The charges in fiscal year 2025 and 2024 were a result of actions taken to streamline operations in the Carpenter Additive business in the PEP segment, as announced in the quarter ended June 30, 2024.

During fiscal year 2025, the Company recorded charges of $3.6 million. This included $2.5 million of noncash pre-tax inventory impairment charges and $1.1 million of costs related to the decommissioning of property, plant, and equipment previously impaired during the quarter ended June 30, 2024. During fiscal year 2024, the Company recorded charges of $16.9 million. This included $15.8 million of noncash pre-tax impairment charges related to $8.8 million of property, plant, equipment and software and $7.0 million associated with a certain definite lived intangible asset. The Company also recognized $1.1 million of various personnel costs for severance payments, medical coverage and related items.

The reserve balances and activity for restructuring charges at June 30, 2026 and 2025 were as follows:

	June 30,
($ in millions)	2026	2025
Reserve balance beginning of year	$—	$1.1
Restructuring charges excluding noncash impairments	—	1.1
Cash payments	—	(2.2)
Reserve balance end of year	$—	$—

3.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Pending Adoption

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance in this ASU improves the disclosures about a public business entity's expenses by requiring more detailed information about the types of expenses included within the income statement expense captions, such as: inventory purchases, employee compensation, depreciation and intangible asset amortization. This ASU does not change or remove current expense disclosure requirements, however, it does affect where this information appears in the notes to financial statements, as entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements. Additionally, in January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date for non-calendar year-end entities.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update make targeted improvements to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2025-06 on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) Hedge Accounting Improvements. The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2025-09 on its consolidated financial statements and related disclosures.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2025, the FASB issued ASU 2025-12 Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-12 is an update to correct, clarify and otherwise improve U.S. GAAP and is not expected to materially impact the consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU enhances the transparency and decision functionality of income tax disclosures to provide investors information to better assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flow. The amendments in this ASU require public entities to disclose the following specific categories in the rate reconciliation by both percentages and reporting currency amounts: the effect of state and local income tax, net of federal (national) income tax, foreign tax effects, effects of changes in tax laws or rates enacted in the current period, effects of cross-border tax laws, tax credits, changes in valuation allowances, non-taxable or non-deductible items and changes in unrecognized tax benefits. The amendments in ASU 2023-09 also require public entities to provide additional information for reconciling items that meet the qualitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income (loss) by the applicable statutory income tax rate). The ASU requires reporting entities to annually disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign localities. The Company adopted the provisions of ASU 2023-09 in the fourth quarter of fiscal year 2026. ASU 2023-09 is a requirement for additional disclosure, as such it did not impact the consolidated financial statements other than the disclosure requirements in Note 18.

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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $7.2 million and $5.2 million at June 30, 2026 and 2025, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the fiscal years ended June 30, 2026, 2025 and 2024 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comparative information of the Company's overall revenue by end-use markets for fiscal year ended June 30, 2026 was as follows:

End-Use Market	Year Ended June 30, 2026
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,924.7	$123.1	$(12.6)	$2,035.2
Medical	211.7	122.1	(55.4)	278.4
Energy	222.0	8.6	—	230.6
Transportation	93.3	7.2	(0.1)	100.4
Industrial and Consumer	375.1	44.2	(17.5)	401.8
Distribution	—	77.8	—	77.8
Total net sales	$2,826.8	$383.0	$(85.6)	$3,124.2

Comparative information of the Company's overall revenue by end-use markets for fiscal year ended June 30, 2025 was as follows:

End-Use Market	Year Ended June 30, 2025
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,679.6	$104.0	$(15.0)	$1,768.6
Medical	243.7	166.8	(59.3)	351.2
Energy	193.2	7.1	—	200.3
Transportation	105.8	7.9	(0.4)	113.3
Industrial and Consumer	341.3	35.3	(17.1)	359.5
Distribution	—	84.3	(0.1)	84.2
Total net sales	$2,563.6	$405.4	$(91.9)	$2,877.1

Comparative information of the Company's overall revenue by end-use markets for fiscal year ended June 30, 2024 was as follows:

End-Use Market	Year Ended June 30, 2024
($ in millions)	SAO	PEP	Intersegment	Total
Aerospace and Defense	$1,449.9	$111.1	$(22.2)	$1,538.8
Medical	282.4	144.9	(51.7)	375.6
Energy	177.2	8.6	—	185.8
Transportation	141.3	8.2	(0.4)	149.1
Industrial and Consumer	393.0	40.3	(18.0)	415.3
Distribution	—	97.9	(2.8)	95.1
Total net sales	$2,443.8	$411.0	$(95.1)	$2,759.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comparative information of the Company's overall revenue by geographic locations for fiscal year ended June 30, 2026, was as follows:

Geographic Location (a)	Year Ended June 30, 2026
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,620.3	$234.3	$(30.4)	$1,824.2
Europe	652.3	67.1	(19.0)	700.4
Asia Pacific	336.8	40.5	(36.1)	341.2
Mexico	118.2	23.6	—	141.8
Canada	56.2	7.7	—	63.9
Other	43.0	9.8	(0.1)	52.7
Total net sales	$2,826.8	$383.0	$(85.6)	$3,124.2

Comparative information of the Company's overall revenue by geographic locations for fiscal year ended June 30, 2025 was as follows:

Geographic Location (a)	Year Ended June 30, 2025
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,487.2	$243.9	$(31.2)	$1,699.9
Europe	545.4	72.6	(21.8)	596.2
Asia Pacific	342.1	41.2	(38.9)	344.4
Mexico	93.7	27.8	—	121.5
Canada	50.1	11.1	—	61.2
Other	45.1	8.8	—	53.9
Total net sales	$2,563.6	$405.4	$(91.9)	$2,877.1

Comparative information of the Company's overall revenue by geographic locations for fiscal year ended June 30, 2024 was as follows:

Geographic Location (a)	Year Ended June 30, 2024
($ in millions)	SAO	PEP	Intersegment	Total
United States	$1,418.5	$234.4	$(29.9)	$1,623.0
Europe	449.2	75.5	(20.9)	503.8
Asia Pacific	389.4	46.2	(44.3)	391.3
Mexico	86.0	34.1	—	120.1
Canada	56.9	13.2	—	70.1
Other	43.8	7.6	—	51.4
Total net sales	$2,443.8	$411.0	$(95.1)	$2,759.7

(a)     Net sales are attributed to geographic region based on the location of the customer.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Earnings per Common Share

The Company calculates basic and diluted earnings per share using the two class method. Under the two class method, earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. No awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share because their effects were anti-dilutive for the years ended June 30, 2026, 2025 and 2024.

The calculations of basic and diluted earnings per common share for the years ended June 30, 2026, 2025 and 2024 were as follows:

	Years Ended June 30,
(in millions, except per share data)	2026	2025	2024
Net income	$529.8	$376.0	$186.5
Dividends allocated to participating securities	(0.2)	(0.2)	(0.3)
Earnings available for common stockholders used in calculation of basic earnings per common share	$529.6	$375.8	$186.2

Weighted average number of common shares outstanding, basic	50.0	50.2	49.7

Basic earnings per common share	$10.59	$7.50	$3.75

Net income	$529.8	$376.0	$186.5
Dividends allocated to participating securities	(0.2)	(0.2)	(0.3)
Earnings available for common stockholders used in calculation of diluted earnings per common share	$529.6	$375.8	$186.2

Weighted average number of common shares outstanding, basic	50.0	50.2	49.7
Effect of shares issuable under share-based compensation plans	0.4	0.5	0.6

Weighted average number of common shares outstanding, diluted	50.4	50.7	50.3

Diluted earnings per common share	$10.52	$7.42	$3.70

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.    Inventories

Inventories consisted of the following components at June 30, 2026 and 2025:

	June 30,
($ in millions)	2026	2025
Raw materials and supplies	$177.8	$199.7
Work in process	493.8	454.9
Finished and purchased products	151.3	139.2
Total inventories	$822.9	$793.8

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the LIFO costing method. The Company values other inventory at the lower of cost or net realizable value, determined by the FIFO and average cost methods. If the FIFO method of inventory had been used instead of the LIFO method, inventories would have been $432.6 million and $344.5 million higher as of June 30, 2026 and 2025, respectively. Current cost of LIFO-valued inventories was $1.1 billion at June 30, 2026, and $993.1 million at June 30, 2025. There was no impact to cost of sales, net income or earnings per share from changes in LIFO-valued inventories during fiscal years 2026 or 2025. There were $0.0 million and $2.5 million of inventory impairments recorded in fiscal years 2026 and 2025.

7.    Property, Plant, Equipment and Software, net

Property, plant, equipment and software, net consisted of the following components at June 30, 2026 and 2025:

	June 30,
($ in millions)	2026	2025
Land	$42.5	$41.6
Buildings and building equipment	595.7	576.5
Machinery and equipment	2,596.6	2,547.5
Capitalized software	233.5	228.6
Construction in progress	276.2	103.1
Total at cost	3,744.5	3,497.3
Less: accumulated depreciation and amortization	2,256.6	2,137.9
Total property, plant, equipment and software, net	$1,487.9	$1,359.4

The estimated useful lives of depreciable assets are as follows:

Asset Category	Useful Life (in Years)
Buildings and building equipment	10 – 45
Machinery and equipment	3 – 30
Capitalized software	3 – 15

Depreciation for the years ended June 30, 2026, 2025 and 2024 was $124.8 million, $116.7 million and $111.8 million, respectively. Amortization related to capitalized software amounted to $16.7 million, $16.8 million and $16.3 million for the years ended June 30, 2026, 2025 and 2024, respectively. As a result of the actions taken to streamline operations in the Carpenter Additive business, during the quarter ended June 30, 2024, the Company announced the planned closure of the Carpenter Additive operations in the United Kingdom. As a result, the Company recorded impairment charges of $8.8 million related to property, plant, equipment and software during fiscal year 2024.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.    Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill is not amortized but instead is tested at least annually for impairment as of June 1, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired by performing a multi-step impairment test. For the fiscal year 2026 annual impairment test, the Company performed a Step 0 qualitative approach for the SAO reporting unit and the Dynamet reporting unit, as was done in fiscal year 2025. Historically, a Step 1 quantitative approach was performed. The Company determined that it is more likely than not that the carrying value of each of our reporting units exceeded their respective fair value and no goodwill impairment was recorded.

As of June 30, 2026, the Company has two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of June 30, 2026, was $195.5 million and represents 86 percent of total goodwill. The remaining goodwill of $31.8 million is associated with the Dynamet reporting unit in the PEP segment.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated goodwill impairment losses of $148.7 million are related solely to the PEP segment. The carrying amounts of goodwill by reportable segment for fiscal years 2024, 2025 and 2026, were as follows:

	June 30,
($ in millions)	2024	2025	2026
Goodwill	$376.0	$376.0	$376.0
Accumulated impairment losses	(148.7)	(148.7)	(148.7)
Total goodwill	$227.3	$227.3	$227.3

Specialty Alloys Operations	$195.5	$195.5	$195.5
Performance Engineered Products	31.8	31.8	31.8
Total goodwill	$227.3	$227.3	$227.3

Other Intangible Assets, Net

Other intangible assets, net consisted of the following as of June 30, 2026 and 2025:

		June 30, 2026			June 30, 2025
($ in millions)	Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	30	$29.9	$(29.2)	$0.7	$29.9	$(28.2)	$1.7
Customer relationships	15	70.8	(67.6)	3.2	70.8	(63.0)	7.8
Total other intangibles		$100.7	$(96.8)	$3.9	$100.7	$(91.2)	$9.5

The Company recorded $5.6 million of amortization expense related to intangible assets during fiscal year 2026, $5.7 million during fiscal year 2025 and $6.5 million during fiscal year 2024. The estimated annual amortization expense related to intangible assets for each of the succeeding five fiscal years is $3.9 million in fiscal year 2027, and $0.0 million in fiscal years 2028, 2029, 2030 and 2031.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.    Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2026 and 2025:

	June 30,
($ in millions)	2026	2025
Accrued compensation and benefits	$148.3	$142.6
Accrued interest expense	13.1	18.5
Current portion of lease liabilities	8.8	8.0
Accrued taxes	7.2	5.7
Contract liabilities	7.2	5.2
Accrued pension liabilities	3.2	3.3
Accrued income taxes	2.5	3.3
Accrued postretirement benefits	2.1	15.3
Derivative financial instruments	1.2	2.2
Other	13.0	12.2
Total accrued liabilities	$206.6	$216.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.    Debt

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

The Credit Facility is an unsecured revolving credit facility with a commitment of $500.0 million subject to the right, from time to time, to request an increase of the commitment not in excess of $650.0 million and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Company has the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers. As of June 30, 2026, the Company had $0.9 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of $499.1 million remains available to the Company.

Interest on the borrowings under the Credit Facility accrues at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.375% to 2.150% (1.625% as of June 30, 2026), and for Base Rate-determined loans, from 0.500% to 1.250% (0.750% as of June 30, 2026). The Company also pays a quarterly commitment fee ranging from 0.200% to 0.300% (0.225% as of June 30, 2026), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.375% to 2.150% (1.625% as of June 30, 2026), with respect to letters of credit issued under the Credit Facility. As of June 30, 2026, the borrowing rate for the Credit Facility was 5.38%, however the Company had no short-term borrowings.

The Company is subject to certain financial and restrictive covenants under the Credit Facility which requires the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 3.50 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of June 30, 2026, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding at June 30, 2026 and 2025 consisted of the following:

	June 30,
($ in millions)	2026	2025
Senior unsecured notes, 6.375% due July 2028 (face value of $400.0 million at June 30, 2025)	$—	$397.9
Senior unsecured notes, 7.625% due March 2030 (face value of $300.0 million at June 30, 2025)	—	297.5
Senior unsecured notes, 5.625% due March 2034 (face value of $700.0 million at June 30, 2026)	690.7	—
Total debt	690.7	695.4
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$690.7	$695.4

Aggregate maturities of long-term debt for the five fiscal years subsequent to June 30, 2026, are $0.0 million for fiscal years 2027 through 2031.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2026, 2025 and 2024, interest costs totaled $45.7 million, $51.0 million and $52.6 million, respectively, of which $7.9 million, $2.6 million and $1.6 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. The decrease in interest expense, net, for the fiscal year ended June 30, 2026, as compared to the fiscal year ended June 30, 2025, is due to higher capitalized interest and a lower interest rate on the 2034 Notes as compared to the notes that were prepaid and redeemed in full in November 2025.

For the fiscal year ended June 30, 2026, debt extinguishment losses were $15.6 million related to the prepayment, in full, of the senior unsecured Notes due July 2028 and March 2030. This consisted of $11.4 million of debt prepayment costs and $4.2 million of accelerated issue costs. There were no debt extinguishment losses for the fiscal years ended June 30, 2025 and 2024.

11.    Pension and Other Postretirement Benefits

The Company provides several noncontributory defined benefit pension plans to certain employees. The plans provide defined benefits based on years of service and final average salary.
The Company also provides other postretirement benefit plans to certain of its employees. The postretirement benefit plans consist of health care and life insurance plans. Plan assets are maintained in a Voluntary Employee Benefit Association ("VEBA") Trust. During fiscal years 2026 and 2025, the Company funded benefit payments using assets in the VEBA Trust.
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2026	2025	2026	2025
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$678.6	$682.7	$171.1	$172.8
Service cost	6.9	7.9	1.4	1.4
Interest cost	37.6	38.7	9.5	9.9
Benefits paid	(65.0)	(59.3)	(13.9)	(13.6)
Actuarial (gain) loss	(17.4)	9.1	(3.8)	0.6
Other	(0.8)	(0.5)	—	—
Projected benefit obligation at end of year	639.9	678.6	164.3	171.1
Change in plan assets:
Fair value of plan assets at beginning of year	528.4	471.8	143.3	136.3
Actual return	57.4	48.0	25.8	17.0
Benefits paid	(65.0)	(59.3)	(13.9)	(13.6)
Contributions	27.0	67.9	4.0	3.6
Plan settlements	(0.7)	—	—	—
Fair value of plan assets at end of year	547.1	528.4	159.2	143.3
Funded status of the plans, (underfunded)	$(92.8)	$(150.2)	$(5.1)	$(27.8)

Amounts recognized in the consolidated balance sheets:
Other assets - noncurrent	—	—	19.2	—
Accrued liabilities - current	(3.2)	(3.3)	(2.1)	(15.3)
Accrued pension liabilities - noncurrent	(89.6)	(146.9)	—	—
Accrued postretirement benefits - noncurrent	—	—	(22.2)	(12.5)
Funded status of the plans, (underfunded)	$(92.8)	$(150.2)	$(5.1)	$(27.8)

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide additional information for the plans:

	Pension Plans		Other Postretirement Plans
($ in millions)	2026	2025	2026	2025
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$151.8	$198.9	$(81.4)	$(66.8)
Prior service cost	0.6	2.1	—	0.3
Total	$152.4	$201.0	$(81.4)	$(66.5)
Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of:
Net actuarial gain	$(40.2)	$(9.2)	$(20.6)	$(8.1)
Amortization of net (loss) gain	(6.6)	(7.3)	5.9	5.6
Amortization of prior service cost	(1.5)	(2.1)	(0.2)	(1.2)
Settlement charge	(0.3)	—	—	—
Total, before tax effect	$(48.6)	$(18.6)	$(14.9)	$(3.7)
Additional information:
Accumulated benefit obligation for all pension plans	$636.3	$674.2	N/A	N/A

For the year ended June 30, 2026, actuarial gains in pension plans were primarily impacted by a change in discount rate of $17.0 million and a change in plan experience of $0.4 million. Actuarial gains in other postretirement plans were primarily impacted by a change in discount rate of $4.4 million partially offset by demographic assumption changes of $0.6 million. For the year ended June 30, 2025, actuarial losses in pension plans were primarily impacted by a change in discount rate of $8.3 million partially offset by a change in plan experience of $0.4 million. Actuarial losses in other postretirement plans were primarily impacted by a change in discount rate of $3.0 million partially offset by a change in plan experience of $2.2 million and demographic assumption changes of $0.6 million.

The following additional information is for plans with projected benefit obligations in excess of plan assets as of June 30, 2026 and 2025:

	Pension Plans		Other Postretirement Plans
($ in millions)	2026	2025	2026	2025
Projected benefit obligation	$639.9	$678.6	$24.3	$171.1
Fair value of plan assets	$547.1	$528.4	$—	$143.3

The following additional information is for plans with accumulated benefit obligations in excess of plan assets as of June 30, 2026 and 2025:

	Pension Plans		Other Postretirement Plans
($ in millions)	2026	2025	2026	2025
Accumulated benefit obligation	$636.3	$674.2	$24.3	$171.1
Fair value of plan assets	$547.1	$528.4	$—	$143.3

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the years ended June 30, 2026, 2025 and 2024 are as follows:

	Pension Plans			Other Postretirement Plans
($ in millions)	2026	2025	2024	2026	2025	2024
Service cost	$6.9	$7.9	$8.2	$1.4	$1.4	$1.5
Interest cost	37.6	38.7	43.7	9.5	9.9	10.2
Expected return on plan assets	(34.6)	(29.7)	(35.9)	(8.9)	(8.4)	(7.3)
Amortization of net loss (gain)	6.6	7.3	8.0	(5.9)	(5.6)	(2.5)
Amortization of prior service cost (benefit)	1.5	2.1	2.1	0.2	1.2	(3.9)
Settlement charge	0.3	—	51.9	—	—	—
Net pension expense (income)	$18.3	$26.3	$78.0	$(3.7)	$(1.5)	$(2.0)

The service cost component of the Company's net pension expense (income), which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income (loss) of the business segments. The residual net pension expense (income), which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, and amortization of actuarial gains and losses and prior service costs and benefits, is presented within other (income) expense, net. See Note 19 to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

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

Weighted-average assumptions used by the plans are as follows:

Weighted-average assumptions used to determine benefit obligations at fiscal year end	Pension Plans		Other Postretirement Plans
	2026	2025	2026	2025
Discount rate	6.08%	5.82%	6.08%	5.76%
Rate of compensation increase	3.30%	3.32%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for each fiscal year	Pension Plans			Other Postretirement Plans
	2026	2025	2024	2026	2025	2024
Discount rate	5.78%	5.98%	5.89%	5.76%	6.07%	5.87%
Expected long-term rate of return on plan assets	6.75%	6.50%	6.50%	6.50%	6.50%	6.50%
Long-term rate of compensation increase	3.30%	3.32%	3.28%	N/A	N/A	N/A

The following table shows the expected health care rate increase and the future rate and time at which it is expected to remain constant:

	June 30,
	2026	2025
Assumed health care cost trend rate	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline and remain (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2033	2033

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Amounts in accumulated other comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost in the fiscal year ended June 30, 2027, are as follows:

($ in millions)	Pension Plans	Other Postretirement Plans	Total
Amortization of prior service cost	$0.2	$—	$0.2
Amortization of net actuarial loss (gain)	4.7	(8.3)	(3.6)
Amortization of accumulated other comprehensive loss (gain)	$4.9	$(8.3)	$(3.4)

The Company's U.S. pension plans' weighted-average asset allocations at June 30, 2026 and 2025, by asset category are as follows:

	2026	2025
Equity securities	45.9%	43.8%
Fixed income securities	37.8%	40.1%
Real assets securities	16.3%	16.1%
Total	100.0%	100.0%

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company's pension plan assets as of June 30, 2026 and 2025, by asset category and by the levels of inputs used to determine fair value were as follows:

	June 30, 2026
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$5.9	$—	$—	$5.9
Commingled trust funds	—	—	540.8	540.8
Mortgage/asset backed securities and other	—	0.4	—	0.4
Fair value of plan assets at end of year	$5.9	$0.4	$540.8	$547.1

	June 30, 2025
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Short-term investments	$23.2	$—	$—	$23.2
Commingled trust funds	—	—	504.3	504.3
Mortgage/asset backed securities and other	—	0.9	—	0.9
Fair value of plan assets at end of year	$23.2	$0.9	$504.3	$528.4

The fair values of the Company's other postretirement benefit plans as of June 30, 2026 and 2025, by asset category and by the level of inputs used to determine fair value, were as follows:

	June 30, 2026
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled trust fund	$—	$—	$156.2	$156.2
Short-term investments	3.0	—	—	3.0
Fair value of plan assets at end of year	$3.0	$—	$156.2	$159.2

	June 30, 2025
	Fair Value Measurements Using Input Type
($ in millions)	Level 1	Level 2	Net Asset Value	Total
Commingled trust fund	$—	$—	$142.7	$142.7
Short-term investments	0.6	—	—	0.6
Fair value of plan assets at end of year	$0.6	$—	$142.7	$143.3

Cash Flows — Employer Contributions

The Company made contributions to the qualified defined benefit pension plans of $23.8 million, $64.8 million and $11.3 million during fiscal years 2026, 2025 and 2024, respectively. The Company currently expects to make $25.5 million of required cash pension contributions to the domestic qualified defined benefit pension plans during fiscal year 2027. During the fiscal years ended June 30, 2026, 2025 and 2024, the Company made contributions of $3.2 million, $3.2 million and $3.2 million, respectively, to other non-qualified pension plans.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated Future Benefit Payments

Pension benefits are currently paid from plan assets and other benefits are currently paid from both corporate assets and the VEBA Trust. The benefit payments below, which reflect expected future service, as appropriate, are expected to be paid by fiscal year as follows:

($ in millions)	Pension Benefits	Other Benefits
2027	$63.0	$15.0
2028	$59.7	$15.0
2029	$58.0	$14.8
2030	$56.4	$14.7
2031	$54.9	$14.5
2032-2036	$253.0	$67.2

Other Benefit Plans

The Company also maintains defined contribution retirement and savings plans for substantially all domestic employees. Company contributions to the plans were $28.6 million, $27.6 million and $26.5 million in fiscal years 2026, 2025 and 2024, respectively.

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

During fiscal year 2026 the Company decreased the liability for environmental remediation costs by $0.1 million. During fiscal year 2025, the Company increased the liability for environmental remediation costs by $0.1 million. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at June 30, 2026 and 2025 were $17.3 million and $17.4 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

The Company has entered into purchase agreements primarily for various key raw materials at market related prices, all made in the normal course of business. The commitments include both fixed and variable price provisions. Raw material prices as of June 30, 2026, were used for commitments with variable pricing. The purchase commitments covered by these agreements aggregate to $314.7 million as of June 30, 2026. Of this amount, $278.4 million relates to fiscal year 2027, $32.8 million to fiscal year 2028, $2.6 million to fiscal year 2029, $0.9 million to fiscal year 2030 and $0.0 million to fiscal year 2031.

13.    Share Repurchase Program

In July 2024, the Company's Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $400.0 million of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions. Under the terms of the share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. There is no stated expiration for the share repurchase program. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the share repurchase program may be suspended, modified or terminated at any time without prior notice. During the year ended June 30, 2026, the Company purchased 545,000 shares of its common stock on the open market for an aggregate of $179.1 million. During the year ended June 30, 2025, the Company purchased 575,000 shares of its common stock on the open market for an aggregate of $101.9 million. As of June 30, 2026, $119.0 million remained available for future purchases.

During August 2026, the Company purchased 211,565 shares of its common stock on the open market for an aggregate of $119.0 million. On August 11, 2026, the Company's Board of Directors authorized an additional repurchase of up to $1.0 billion of the Company's common stock.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.    Leases

The Company records ROU assets and operating lease liabilities on the consolidated balance sheets for several types of operating leases, including land and buildings, equipment (e.g. trucks and forklifts), vehicles and computer equipment. On the lease commencement date, the Company measures and records a ROU asset and lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the Company's incremental borrowing rate). Operating leases are included in other assets, accrued liabilities (current) and other liabilities (noncurrent) on the consolidated balance sheets.

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

Total lease cost was $12.2 million, $15.1 million and $14.6 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. The following table sets forth the components of the Company's lease cost for the fiscal years ended June 30, 2026, 2025 and 2024:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Operating lease cost	$9.7	$10.1	$11.0
Short-term lease cost	3.3	5.7	4.4
Variable lease cost	0.1	0.2	0.2
Sublease income	(0.9)	(0.9)	(1.0)
Total lease cost	$12.2	$15.1	$14.6

Operating cash flow payments from operating leases	$10.5	$10.8	$11.6
Noncash ROU assets obtained in exchange for lease obligations	$2.7	$3.9	$4.3

The leases have a remaining term of one to eleven years. The following table sets forth the Company's weighted-average remaining lease term and weighted-average discount rate at June 30, 2026, 2025 and 2024:

	Years Ended June 30,
	2026	2025	2024
Weighted-average remaining lease term - operating leases	6.0 years	6.8 years	7.4 years
Weighted-average discount rate - operating leases	4.4%	4.5%	4.4%

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company's ROU assets and lease liabilities at June 30, 2026 and June 30, 2025:

	June 30,
($ in millions)	2026	2025
Operating lease assets:
Other assets	$30.1	$35.4
Operating lease liabilities:
Accrued liabilities	$8.8	$8.0
Other liabilities	28.0	34.9
Total operating lease liabilities	$36.8	$42.9

Minimum lease payments by fiscal year for operating leases expiring subsequent to June 30, 2026, are as follows:

($ in millions)	Lease Payments
2027	$10.0
2028	7.6
2029	5.8
2030	4.7
2031	4.2
Thereafter	9.5
Total future minimum lease payments	41.8
Less: imputed interest	5.0
Total	$36.8

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

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

June 30, 2026	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.3
Liabilities:
Derivative financial instruments	$1.2

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.6
Liabilities:
Derivative financial instruments	$2.2

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	June 30, 2026		June 30, 2025
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$690.7	$700.6	$695.4	$712.4
Company-owned life insurance	$38.0	$38.0	$33.1	$33.1

The fair values of long-term debt as of June 30, 2026, and June 30, 2025, were determined by using current quoted prices for the Company's existing debt arrangements that are traded infrequently and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of Company-owned life insurance reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

16.    Share-Based Compensation

The Company has two share-based compensation plans: the Amended and Restated Stock-Based Incentive Compensation Plan for Officers and Key Employees (the "Omnibus Plan") and the Stock-Based Compensation Plan for Non-Employee Directors (the "Director's Plan"). The Company recognizes compensation cost based on the fair value of the awards on the date of grant. The compensation cost is generally recognized over the requisite service or performance period of the award. Compensation cost is adjusted for awards that do not vest because service or performance conditions are not satisfied. Upon the employee's retirement, as defined in the Omnibus Plan, or the Director's separation from service, as defined in the Director's Plan, outstanding awards are subject to certain accelerated vesting terms.

Awards granted under the share-based compensation plans are paid from shares held in treasury and newly issued shares. The total compensation cost that has been charged against income related to these share-based compensation plans was $26.4 million, $22.8 million and $19.8 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Omnibus Plan

The Omnibus Plan provides that the Board of Directors or a designated committee may grant stock options, restricted stock and restricted stock units, and determine the terms and conditions of each grant. The Omnibus Plan provides the Chief Executive Officer with limited authority to grant awards. As of June 30, 2026, 2,897,322 shares were available for awards which may be granted under this plan.

Director's Plan

The Director's Plan provides for the granting of stock options and stock units to non-employee directors. As of June 30, 2026, 138,031 shares were available for awards which may be granted under this plan.

Stock Options (all plans)

Stock options granted under the plans above are granted with an exercise price equal to at least the fair market value of the Company's common stock on the date of grant. The options are typically exercisable after one to three years of service and continue to be exercisable for ten years from the grant date. Any option shares that are exercisable but unexercised as of the tenth anniversary of the grant date shall be automatically exercised on that date if the automatic exercise results in the issuance of at least one whole share.

The fair value of stock options awarded in fiscal years 2026, 2025 and 2024 was estimated on the date of each grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended June 30,
	2026	2025	2024
Expected volatility	47.8%	55.6%	55.4%
Dividend yield	0.3%	0.5%	1.1%
Risk-free interest rate	3.7%	4.0%	4.6%
Expected term (in years)	5.0	5.0	5.0

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information on the Company's outstanding and exercisable options is as follows:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in millions)
Outstanding at June 30, 2023	1,808,174	$42.67
Granted	11,014	$70.64
Exercised	(835,532)	$45.06
Withheld	(369,042)	$39.81
Forfeited	(1,028)	$70.64
Outstanding at June 30, 2024	613,586	$41.61
Granted	12,891	$176.88
Exercised	(251,339)	$43.10
Withheld	(101,147)	$46.61
Outstanding at June 30, 2025	273,991	$44.76
Granted	3,040	$256.27
Exercised	(129,341)	$38.24
Withheld	(3,911)	$36.56
Outstanding at June 30, 2026	143,779	$55.31	4.5 years	$80.7

Exercisable at June 30, 2026	134,739	$45.00	4.2 years	$77.0

Exercise Price Range	Number Outstanding at June 30, 2026	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2026	Weighted Average Exercise Price
$18.26 - $50.00	109,834	3.9	$33.97	109,834	$33.97
$50.01 - $100.00	18,014	4.8	$64.56	18,014	$64.56
$100.01 - $150.00	—	0.0	$—	—	$—
$150.01 - $200.00	8,689	8.3	$161.82	5,689	$161.60
$200.01 - $250.00	4,202	8.6	$208.01	1,202	$208.01
$250.01 - $300.00	3,040	9.3	$256.27	—	$—
	143,779		$55.31	134,739	$45.00

The weighted average grant date fair value of options awarded during fiscal years 2026, 2025 and 2024 was $115.32, $88.78 and $34.06, respectively. Share-based compensation charged against income related to stock options for the fiscal years ended June 30, 2026, 2025 and 2024 was $0.7 million, $0.6 million and $0.4 million, respectively. As of June 30, 2026, $0.3 million of compensation cost related to nonvested stock options will be recognized over a weighted average remaining life of 1.4 years. Of the options outstanding at June 30, 2026, 4,685 relate to the Omnibus Plan and 139,094 relate to the Directors' Plan.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Time-based restricted stock unit awards typically vest one to three years from the date of grant. Compensation cost related to time-based stock unit awards is recognized over the vesting period of the award. Amounts charged to compensation expense for restricted stock unit awards were $12.7 million, $10.8 million and $9.8 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. As of June 30, 2026, $9.7 million of compensation cost related to restricted stock unit awards remains to be recognized over a weighted average remaining life of 1.5 years.

Additional information on the Company's restricted stock units is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted Award Balance at June 30, 2023	522,746	$35.18
Time-based granted	191,909	$61.42
Vested	(273,296)	$32.67
Forfeited	(40,262)	$45.19
Restricted Award Balance at June 30, 2024	401,097	$48.44
Time-based granted	84,122	$147.48
Vested	(203,195)	$44.48
Forfeited	(14,249)	$72.38
Restricted Award Balance at June 30, 2025	267,775	$81.28
Time-based granted	59,805	$255.77
Vested	(159,273)	$66.23
Forfeited	(7,150)	$147.32
Restricted Award Balance at June 30, 2026	161,157	$157.98

Performance-based restricted stock unit awards are earned dependent upon how certain performance goals are achieved during a specified performance period according to the terms determined at the date of the grant. The awards are granted at a target number of shares. Compensation cost is determined and charged to expense beginning in the performance period through the vesting period. These shares typically vest upon expiration of the performance period. The actual number of shares vested may range from a minimum of 0 percent of the target shares to a maximum of 200 percent of the target shares. Participants do not have any rights to dividends (or equivalents) during the performance period. The Company granted performance-based awards in fiscal years 2026, 2025 and 2024 within the Omnibus Plan and recognized expense for these awards of $11.5 million, $10.0 million and $8.3 million, respectively.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Additional information on the Company's director stock units is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2023	307,571	$30.75
Granted	21,590	$71.01
Distributed	(11,653)	$36.14
Forfeited	(1,912)	$70.64
Dividend equivalents	3,223	$—
Outstanding at June 30, 2024	318,819	$33.85
Granted	9,926	$165.33
Distributed	(6,670)	$36.70
Dividend equivalents	1,357	$—
Outstanding at June 30, 2025	323,432	$39.35
Granted	6,014	$264.01
Distributed	(79,250)	$39.51
Dividend equivalents	627	$—
Outstanding at June 30, 2026	250,823	$40.90

Compensation cost is determined using the grant date fair value and charged to expense over the vesting period of one year. This amounted to $1.5 million, $1.4 million and $1.3 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. As of June 30, 2026, $0.4 million of compensation cost related to director stock units remains to be recognized over a weighted average remaining life of 0.3 years.

17.    Derivatives and Hedging Activities

The Company, from time to time, uses commodity forwards and foreign currency forwards to manage risks generally associated with commodity price and foreign currency rate fluctuations. The following explains the various types of derivatives utilized during the fiscal years ended June 30, 2026 and 2025, and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of June 30, 2026, the Company had forward contracts to purchase 0.2 million pounds of certain raw materials with settlement dates through April 2027.

Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future purchase commitments for property, plant and equipment denominated in foreign currencies, principally the Euro, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to the cost of property, plant and equipment in the period during which the purchase transaction is completed or expensed if it becomes probable that the forecasted transaction will not occur. As of June 30, 2026, the fair value of the outstanding foreign currency forwards designated as hedging instruments were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Hedging — Foreign currency forward contracts: The Company uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other (income) expense, net. As of June 30, 2026, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of June 30, 2026 and 2025:

June 30, 2026 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Other current assets	$0.1	$0.2	$0.3
Other assets	—	—	—
Total asset derivatives	$0.1	$0.2	$0.3
Liability Derivatives:
Accrued liabilities	$—	$1.2	$1.2
Other liabilities	—	—	—
Total liability derivatives	$—	$1.2	$1.2

June 30, 2025 ($ in millions)	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
Asset Derivatives:
Other current assets	$0.4	$—	$0.4
Other assets	0.1	0.1	0.2
Total asset derivatives	$0.5	$0.1	$0.6
Liability Derivatives:
Accrued liabilities	$—	$2.2	$2.2
Other liabilities	—	—	—
Total liability derivatives	$—	$2.2	$2.2

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives would have been $0.5 million and total liability derivatives would have been $1.4 million as of June 30, 2026.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of June 30, 2026, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the (losses) and gains related to cash flow hedges recognized during the fiscal years ended June 30, 2026, 2025 and 2024:

	Amount of (Loss) Gain Recognized in AOCI on Derivatives Years Ended June 30,
($ in millions)	2026	2025	2024
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(1.5)	$(2.3)	$(9.6)
Foreign exchange contracts	(0.3)	0.3	—
Total	$(1.8)	$(2.0)	$(9.6)

		Amount of Loss Reclassified from AOCI into Income Years Ended June 30,
($ in millions)	Location of Loss Reclassified from AOCI into Income	2026	2025	2024
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of sales	$(2.4)	$(4.2)	$(11.0)
Total		$(2.4)	$(4.2)	$(11.0)

The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded during the fiscal years ended June 30, 2026 and 2025:

	Year Ended June 30, 2026	Year Ended June 30, 2025
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,168.7	$2,108.5

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$(2.4)	$(4.2)
Total loss	$(2.4)	$(4.2)

The Company estimates that $0.9 million of net derivative losses included in AOCI as of June 30, 2026, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the year ended June 30, 2026.

The changes in AOCI associated with derivative hedging activities during the fiscal years ended June 30, 2026, 2025 and 2024 were as follows:

	Years Ended June 30,
($ in millions) (a)	2026	2025	2024
Balance, beginning	$(4.2)	$(5.9)	$(7.0)
Current period changes in fair value, net of tax	(1.4)	(1.5)	(7.3)
Reclassification to earnings, net of tax	1.8	3.2	8.4
Balance, ending	$(3.8)	$(4.2)	$(5.9)
(a)    All amounts are net of tax. Amounts in parentheses indicate debits.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Income Taxes

Income (loss) before income taxes for the Company's domestic and foreign operations was as follows:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Domestic	$645.3	$454.5	$224.1
Foreign	10.9	12.8	(12.5)
Income before income taxes	$656.2	$467.3	$211.6

The expense (benefit) for income taxes from continuing operations consisted of the following:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Current:
Federal	$81.6	$89.8	$30.4
State	19.2	14.5	4.2
Foreign	4.4	4.4	3.8
Total current	105.2	108.7	38.4
Deferred:
Federal	20.5	(16.1)	(10.1)
State	—	(1.3)	(2.7)
Foreign	0.7	—	(0.5)
Total deferred	21.2	(17.4)	(13.3)
Total income tax expense	$126.4	$91.3	$25.1

The reconciliation of the U.S. federal statutory income tax rate and the effective tax rate for the fiscal year ended June 30, 2026, after the adoption of ASU 2023-09 was as follows:

	Year Ended June 30, 2026
($ in millions)	Amount	Percent
Income tax provision at the federal statutory rate	$137.8	21.0%
State and local income taxes, net of federal (a)	16.0	2.4
Effects of cross-border tax laws:
Foreign derived intangible income deduction	(8.2)	(1.2)
Tax credits:
Research and development tax credit	(5.6)	(0.8)
Non-taxable or non-deductible items:
Share-based compensation	(17.5)	(2.7)
Non-deductible compensation	5.4	0.8
Other non-taxable or non-deductible items	(4.3)	(0.6)
Foreign tax effects	2.8	0.4
Income tax expense and effective tax rate	$126.4	19.3%
(a)    State taxes in California, Illinois and Pennsylvania comprise over 50 percent of the tax effect in this category.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of income taxes computed at the U.S. Federal income tax rate to the Company's effective income tax rates for fiscal years ended June 30, 2025 and 2024, prior to the adoption of ASU 2023-09:

	Years Ended June 30,
(% of pre-tax income)	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.4	2.7
Foreign tax rate differential	0.1	(0.3)
Research and development tax credit	(0.9)	(1.6)
Foreign derived intangible income deduction	(1.6)	(1.8)
Adjustments of prior years' income taxes	(0.1)	—
Non-deductible goodwill impairment	—	1.4
Tax benefit related to closure of Additive operations	—	(8.7)
Non-taxable income	(0.1)	(0.5)
Non-deductible expenses	0.4	6.4
Non-deductible compensation	1.2	1.6
Share-based compensation	(2.7)	(3.2)
Changes in valuation allowances	—	(4.7)
Interest on prior tax positions	(0.2)	(0.4)
Effective income tax rate	19.5%	11.9%

Deferred taxes are recorded for temporary differences between the carrying amounts of assets and liabilities and their tax bases. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company had state net operating loss carryforwards of $125.4 million expiring between fiscal years 2027 and 2046. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be revised in the near term if estimates of future taxable income during the carryforward period change.

Valuation allowances increased by $2.3 million during fiscal year 2026 as a result of increases in net operating losses incurred in certain jurisdictions for which no tax benefit was recognized.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of deferred tax assets and liabilities that are recorded in the consolidated balance sheets are summarized in the table below:

	June 30,
($ in millions)	2026	2025
Deferred tax assets:
Pensions	$12.8	$26.3
Postretirement provisions	5.6	11.3
Non-equity compensation	8.8	9.6
Net operating loss carryforwards	8.4	8.3
Tax credit carryforwards	0.8	1.6
Operating lease liabilities	6.7	8.1
Other	20.5	21.0
Gross deferred tax assets	63.6	86.2
Valuation allowances	(4.9)	(2.6)
Total deferred tax assets	58.7	83.6
Deferred tax liabilities:
Depreciation	215.0	198.4
Intangible assets	0.2	2.4
Inventories	26.8	28.3
Operating lease right-of-use assets	5.1	6.4
Other	3.0	3.1
Total deferred tax liabilities	250.1	238.6
Deferred tax liabilities, net	$191.4	$155.0

Income taxes paid, net of amounts received as refunds, were as follows:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Federal	$60.1	$79.3	$49.2
State:
State, other	11.1	8.4	4.4
California	8.1	2.0	4.4
Foreign	5.5	3.9	4.8
Income taxes paid, net (a)	$84.8	$93.6	$62.8
(a)    There were no other individual jurisdictions with cash taxes paid that equaled or exceeded 5 percent of total income taxes paid, net.

The Company does not have unrecognized tax benefits as of June 30, 2026, 2025 and 2024. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19.    Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	$(6.5)	$(3.5)	$(5.8)
Interest income	(8.8)	(7.5)	(1.8)
Foreign exchange losses	1.4	1.1	1.8
Pension earnings, interest and deferrals	6.0	15.5	14.4
Pension settlement charge	0.3	—	51.9
Other	—	0.5	—
Total other (income) expense, net	$(7.6)	$6.1	$60.5

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

The Company's CODM is the Chief Executive Officer. The measure of profit and loss that is used by the CODM to evaluate the performance of these operating segments is operating income. The CODM uses operating income when making decisions about allocating capital and personnel to the segments in the annual operating plan and monthly performance review processes. The CODM considers variances of actual results compared to the annual operating plan and subsequent forecasts for each segment. Operating income for each of the Company's reportable segments is comprised of the segment's net sales less directly related product costs and other operating expenses. Segment operating results exclude general corporate costs, which include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Also excluded from segment operating results are items that management considers not representative of ongoing operations, such as restructuring charges and other specifically identified income or expense items. Total net sales and operating earnings by segment include intersegment sales which are generally recorded at cost-plus a specified fee for a negotiated fixed price. All significant intersegment transactions have been eliminated from each reportable segment's net sales and earnings for all periods presented.

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans, amortization of actuarial gains and losses and prior service costs and pension settlement charges is included within other (income) expense, net, excluded from the business segments.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the fiscal years ended June 30, 2026, 2025 and 2024. No single customer accounted for 10 percent or more of the accounts receivable outstanding at June 30, 2026 and 2025.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
See Note 4 for comparative information of the Company's overall revenue by segment, end-use market and geographical location. The Company believes further disaggregation of revenue is impracticable. Net sales and operating income by segment for the years ended June 30, 2026, 2025 and 2024 were as follows:

	Year Ended June 30, 2026			Year Ended June 30, 2025			Year Ended June 30, 2024
($ in millions)	SAO	PEP	Total	SAO	PEP	Total	SAO	PEP	Total
Sales to external customers	$2,811.7	$312.5	$3,124.2	$2,548.7	$328.4	$2,877.1	$2,432.8	$326.9	$2,759.7
Intersegment sales	15.1	70.5	85.6	14.9	77.0	91.9	11.0	84.1	95.1
Total sales	2,826.8	383.0	3,209.8	2,563.6	405.4	2,969.0	2,443.8	411.0	2,854.8

Reconciliation of sales
Elimination of intersegment			(85.6)			(91.9)			(95.1)
Consolidated net sales			$3,124.2			$2,877.1			$2,759.7

Less: (a)
Cost of sales	1,920.7	331.9	2,252.6	1,855.8	344.0	2,199.8	1,923.0	349.5	2,272.5
Other segment items (b)	123.2	21.0	144.2	119.2	24.4	143.6	112.3	25.5	137.8
Segment operating income	782.9	30.1	813.0	588.6	37.0	625.6	408.5	36.0	444.5

Reconciliation of operating income
Corporate costs (c)			(108.7)			(102.9)			(123.0)
Elimination of intersegment			(2.3)			(0.9)			1.6
Consolidated operating income			$702.0			$521.8			$323.1

Other items:
Interest expense, net			37.8			48.4			51.0
Debt extinguishment losses			15.6			—			—
Other (income) expense, net			(7.6)			6.1			60.5
Income before income taxes			$656.2			$467.3			$211.6
(a)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(b)    Other segment items for each reportable segment primarily includes selling, general and administrative expenses.
(c)    Corporate costs include executive and director compensation, and other corporate facilities and administrative expenses not allocated to the segments. Corporate costs also include other items that management considers not representative of ongoing operations, such as restructuring charges and other specifically identified income or expense items.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional data by segment for the years ended June 30, 2026, 2025 and 2024 is as follows:

Depreciation and Amortization	Years Ended June 30,
($ in millions)	2026	2025	2024
Specialty Alloys Operations	$124.3	$117.3	$113.3
Performance Engineered Products	17.7	16.5	16.3
Corporate	5.1	5.4	5.0
Consolidated depreciation and amortization	$147.1	$139.2	$134.6

Capital Expenditures	Years Ended June 30,
($ in millions)	2026	2025	2024
Specialty Alloys Operations	$226.1	$135.9	$80.0
Performance Engineered Products	12.4	15.0	13.2
Corporate	4.2	3.4	3.4
Consolidated capital expenditures	$242.7	$154.3	$96.6

Total Assets		June 30,
($ in millions)		2026	2025
Specialty Alloys Operations		$2,962.0	$2,649.3
Performance Engineered Products		400.3	413.5
Total segment assets		3,362.3	3,062.8
Corporate		491.0	433.2
Intersegment		(15.0)	(9.2)
Consolidated total assets		$3,838.3	$3,486.8

Long-lived Assets (a)	June 30,
($ in millions)	2026	2025
United States	$1,483.8	$1,354.4
Europe	2.3	3.0
Mexico	1.0	1.2
Asia Pacific	0.4	0.4
Canada	0.4	0.4
Consolidated long-lived assets	$1,487.9	$1,359.4
(a)    Long-lived assets consist primarily of property, plant, equipment and software, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the years ended June 30, 2026 and 2025 were as follows:

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2025	$(4.2)	$(27.4)	$(36.3)	$(67.9)
Other comprehensive (loss) income before reclassifications	(1.4)	46.6	(1.6)	43.6
Amounts reclassified from AOCI (b)	1.8	2.1	—	3.9
Total other comprehensive income (loss), net of tax	0.4	48.7	(1.6)	47.5
Balances at June 30, 2026	$(3.8)	$21.3	$(37.9)	$(20.4)

($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2024	$(5.9)	$(44.3)	$(43.7)	$(93.9)
Other comprehensive (loss) income before reclassifications	(1.5)	13.1	7.4	19.0
Amounts reclassified from AOCI (b)	3.2	3.8	—	7.0
Total other comprehensive income, net of tax	1.7	16.9	7.4	26.0
Balances at June 30, 2025	$(4.2)	$(27.4)	$(36.3)	$(67.9)
(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

The following is a summary of amounts reclassified from AOCI for the years ended June 30, 2026 and 2025:

		Amount Reclassified from AOCI
Details about AOCI Components		Years Ended June 30,
($ in millions) (a)	Location of loss	2026	2025
Cash flow hedging items:
Commodity contracts	Cost of sales	$(2.4)	$(4.2)
Total before tax		(2.4)	(4.2)
Tax benefit		0.6	1.0
Net of tax		$(1.8)	$(3.2)

		Amount Reclassified from AOCI
Details about AOCI Components		Years Ended June 30,
($ in millions) (a)	Location of loss	2026	2025
Amortization of pension and other postretirement benefit plan items:
Net actuarial loss		$(0.7)	$(1.7)
Prior service cost		(1.7)	(3.3)
Settlement charge		(0.3)	—
Total before tax	(b)	(2.7)	(5.0)
Tax benefit	(b)	0.6	1.2
Net of tax	(b)	$(2.1)	$(3.8)
(a)    Amounts in parentheses indicate debits to income/loss.
(b)    These AOCI components are included in the computation of net periodic pension expense (income) (see Note 11 for additional details).

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    Supplemental Data

The following are additional required disclosures and other material items:

	Years Ended June 30,
($ in millions)	2026	2025	2024
Cash Flow Data:
Noncash investing and financing activities:
Noncash purchases of property, plant, equipment and software	$44.1	$15.3	$10.6
Cash paid during the year for:
Interest payments, net	$48.2	$48.4	$49.2

SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

Quarterly sales and earnings results can be influenced by seasonal factors with the first six months of the fiscal year typically being lower, principally because of increased maintenance shutdowns by us, as well as by many of our customers. However, the timing of major changes in the general economy or the markets for certain products can alter this pattern.

The quarterly financial data below does not reflect special items as identified in Item 7 "Non-GAAP Financial Measures" discussed above. The fiscal year ended June 30, 2026, results include a special item from debt extinguishment losses of $15.6 million related to the prepayment, in full, of the senior unsecured Notes due July 2028 and March 2030. This consisted of $11.4 million of debt prepayment costs and $4.2 million of accelerated issue costs. The special items included in the fiscal year ended June 30, 2025, results were for pre-tax restructuring and asset impairment charges of $3.6 million as a result of actions taken to streamline operations in the Carpenter Additive business, as announced in the quarter ended June 30, 2024.

Results of Operations
($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2026
Net sales	$733.7	$728.0	$811.5	$851.0

Gross profit	$216.4	$218.3	$251.8	$268.9

Operating income	$153.3	$155.2	$186.5	$206.9

Net income	$122.5	$105.3	$139.6	$162.4

Fiscal Year 2025
Net sales	$717.6	$676.9	$727.0	$755.6

Gross profit	$176.3	$177.5	$200.8	$213.9

Operating income	$113.6	$118.9	$137.8	$151.4

Net income	$84.8	$84.1	$95.4	$111.7

Earnings per common share
(per share amount)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2026
Basic earnings	$2.45	$2.10	$2.79	$3.25

Diluted earnings	$2.43	$2.09	$2.77	$3.23
Fiscal Year 2025
Basic earnings	$1.69	$1.68	$1.90	$2.23

Diluted earnings	$1.67	$1.66	$1.88	$2.21

Weighted average common shares outstanding
(shares in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2026
Basic	50.1	50.1	50.0	49.9

Diluted	50.4	50.3	50.3	50.2
Fiscal Year 2025
Basic	50.1	50.2	50.2	50.1

Diluted	50.7	50.7	50.7	50.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A.  Controls and Procedures

(a)                                Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2026. Based on that evaluation, the Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2026, were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c)                                 Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

The information required as to directors and the committees of the Board of Directors is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the captions "Election of Directors" and "Corporate Governance."

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the caption "Corporate Governance."

The information concerning Carpenter's Code of Ethics and certain additional information relating to the Company's Corporate Governance is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the caption "Corporate Governance."

The information concerning the Audit/Finance Committee and its financial experts is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the caption "Audit/Finance Committee Report."

The information concerning material changes to the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the caption "General Information."

On October 28, 2025, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding our compliance with the NYSE's Corporate Governance listing standards as required by Section 303 A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of Carpenter's public disclosures.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the captions "Compensation Discussion and Analysis" and "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the captions "Security Ownership of Principal Beneficial Owners" and "Directors, Nominees and Management Stock Ownership."

Equity Compensation Plan Information

The following table shows the securities authorized for issuance under equity compensation plans as of June 30, 2026:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	143,779	$55.31	3,035,353	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	143,779	$55.31	3,035,353	(1)

(1)                                Includes 2,897,322 shares available for issuance under the Third Amendment to the Carpenter Technology Corporation Stock-Based Incentive Compensation Plan for Officers and Key Employees (which provides for the issuance of stock options, restricted stock and restricted stock units) and 138,031 shares available under the Second Amendment to the Stock-Based Compensation Plan for Non-Employee Directors (which provides for issuance of stock options, stock units and performance units).

There were no reportable purchases during the quarter ended June 30, 2026, provided however that 4,437 shares, at an average purchase price of $555.58, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share repurchase program.

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the captions "Corporate Governance" and "Executive Compensation."
Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the Company's fiscal year 2026 definitive Proxy Statement under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm."
PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)                                 Financial Statements and Schedule:

(1)                     Consolidated Financial Statements.

The consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Item 8. "Financial Statements and Supplementary Data."

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

4(B)
Indenture dated as of November 20, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Exhibit 4.1 to our Current Report on Form 8-K filed on November 20, 2025 and incorporated herein by reference).

4(C)	Form of 5.625% Senior Notes Due 2034 (Exhibit 4.2 to our Current Report on Form 8-K filed on November 20, 2025, and incorporated herein by reference).

† 10(A)	Supplemental Retirement Plan for Executives of Carpenter Technology Corporation (Exhibit 10(A) to our Annual Report on Form 10-K filed on August 20, 2010 and incorporated herein by reference).

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

† 10(V)
Offer Letter, dated February 18, 2022, by and between Carpenter Technology Corporation and Marshall Akins (Exhibit 10(W) to our Annual Report on Form 10-K filed on August 12, 2025 and incorporated herein by reference).

† 10(W)	Executive incentive bonus compensation plan of Carpenter Technology Corporation effective July 1, 2021 (Exhibit 10(CC) to our Annual Report on Form 10-K filed on August 19, 2021 and incorporated herein by reference).

† 10(X)	First Amendment to the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation effective as of July 1, 2021 (Exhibit 10.B to our Quarterly Report on Form 10-Q filed on October 28, 2021 and incorporated herein by reference).

† 10(Y)	Amended and Restated Carpenter Technology Corporation Change of Control Severance Plan (Exhibit 10(FF) to our Annual Report on Form 10-K filed on August 15, 2022 and incorporated herein by reference).

† 10(Z)	Second Amendment to the Stock-Based Compensation Plan for Officers and Key Employees, as amended (Exhibit 10(A) to our Quarterly Report on Form 10-Q filed on April 27, 2023 and incorporated herein by reference).

†10(AA)	First Amendment to the Stock-Based Compensation Plan for Officers and Key Employees, as amended (Exhibit A to our Supplemental Proxy Statement filed on September 27, 2022 and incorporated herein by reference).

†10(BB)	Second Amendment to the Executive Incentive Bonus Compensation Plan of Carpenter Technology Corporation (Exhibit 10(FF) to our Annual Report on Form 10-K filed on August 13, 2024 and incorporated herein by reference).

†10(CC)	Third Amendment to the Carpenter Technology Corporation Stock-Based Incentive Compensation Plan for Officers and Key Employees, as amended (Exhibit 10(GG) to our Annual Report on Form 10-K filed on August 13, 2024 and incorporated herein by reference).

†10(DD)	Third Amendment to the Amended and Restated Deferred Compensation Plan for Officers and Key Employees of Carpenter Technology Corporation (Exhibit 10(HH) to our Annual Report on Form 10-K filed on August 13, 2024 and incorporated herein by reference).

10(EE)	Third Amended and Restated Credit Agreement dated as of November 20, 2025, by and among the Company, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer, and the other lenders, agents and arrangers party thereto (Exhibit 10.1 to our Current Report on Form 8-K filed on November 20, 2025, and incorporated herein by reference).

18	Preferability letter from PricewaterhouseCoopers LLP on change in date of annual goodwill impairment testing performed by the Company (Exhibit 18 to our Annual Report on Form 10-K filed August 15, 2022 and incorporated herein by reference).

19	Carpenter Technology Corporation Insider Trading Policy (Exhibit 19 to our Annual Report on Form 10-K filed August 12, 2025 and incorporated herein by reference).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

24	Powers of Attorney in favor of James D. Dee or Timothy Lain (filed herewith).

31(A)	Certification of Chief Executive Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

31(B)	Certification of Chief Financial Officer required by the Securities and Exchange Commission Rule 13a-14(a)/15d-14(a) (filed herewith).

32	Certification pursuant to 18 U.S.C Section 1350 (furnished herewith).

97	Carpenter Technology Corporation Clawback Policy for Executive Officers (Exhibit 97 to our Annual Report on Form 10-K filed on August 13, 2024 and incorporated herein by reference).

101
The following financial information from this Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements (filed herewith).

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

Date: August 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Tony R. Thene	Chairman, President and Chief Executive Officer	August 12, 2026
Tony R. Thene	(Principal Executive Officer)

/s/ Timothy Lain	Senior Vice President and Chief Financial Officer	August 12, 2026
Timothy Lain	(Principal Financial Officer)

/s/ Elizabeth Socci	Vice President - Controller, Chief Accounting	August 12, 2026
Elizabeth Socci	Officer
(Principal Accounting Officer)

*	Director	August 12, 2026
Viola L. Acoff

*	Director	August 12, 2026
Julie Beck

*	Director	August 12, 2026
Ken Giacobbe

*	Director	August 12, 2026
A. John Hart

*	Director	August 12, 2026
Steven E. Karol

*	Director	August 12, 2026
Kathleen Ligocki

*	Director	August 12, 2026
Charles McLane, Jr.

*	Director	August 12, 2026
Colleen Pritchett

*	Director	August 12, 2026
Stephen M. Ward, Jr.

*	Director	August 12, 2026
Ramin Younessi

*	Director	August 12, 2026
Howard Yu

Original Powers of Attorney authorizing James D. Dee or Timothy Lain to sign this Report on behalf of: Viola L. Acoff, Julie Beck, Ken Giacobbe, A. John Hart, Steven E. Karol, Kathleen Ligocki, Charles McLane, Jr., Colleen Pritchett, Stephen M. Ward, Jr., Ramin Younessi and Howard Yu are being filed with the Securities and Exchange Commission.

*By	/s/ James D. Dee
James D. Dee
Attorney-in-fact

CARPENTER TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended June 30, 2026
Allowance for doubtful accounts receivable	$7.9	$1.8	$(0.3)	$—	$9.4
Deferred tax valuation allowance	$2.6	$2.3	$—	$—	$4.9
Year Ended June 30, 2025
Allowance for doubtful accounts receivable	$4.0	$4.0	$(0.1)	$—	$7.9
Deferred tax valuation allowance	$2.4	$0.2	$—	$—	$2.6
Year Ended June 30, 2024
Allowance for doubtful accounts receivable	$3.1	$1.0	$(0.1)	$—	$4.0
Deferred tax valuation allowance	$13.6	$(11.2)	$—	$—	$2.4