Form 10-Q
period 2026-09-30
CARPENTER TECHNOLOGY CORP
filed 2026-10-22
CIK 17843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the issuer's common stock as of October 16, 2026, was 49,540,733.

CARPENTER TECHNOLOGY CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$159.5	$393.3
Accounts receivable, net	722.2	701.9
Inventories	884.4	822.9
Other current assets	76.0	63.1
Total current assets	1,842.1	1,981.2
Property, plant, equipment and software, net	1,538.0	1,487.9
Goodwill	227.3	227.3
Other intangibles, net	2.4	3.9
Deferred income taxes	5.5	5.5
Other assets	129.4	132.5
Total assets	$3,744.7	$3,838.3

LIABILITIES
Current liabilities:
Accounts payable	$345.3	$313.4
Accrued liabilities	122.2	206.6
Total current liabilities	467.5	520.0
Long-term debt	691.0	690.7
Accrued pension liabilities	82.4	89.6
Accrued postretirement benefits	21.7	22.2
Deferred income taxes	207.4	196.9
Other liabilities	91.9	91.3
Total liabilities	1,561.9	1,610.7

Contingencies and commitments (see Note 9)

STOCKHOLDERS' EQUITY
Common stock — authorized 100,000,000 shares; issued 57,365,948 shares at September 30, 2026 and 57,359,343 shares at June 30, 2026; outstanding 49,530,926 shares at September 30, 2026 and 49,606,583 shares at June 30, 2026	286.8	286.8
Capital in excess of par value	341.8	357.1
Reinvested earnings	2,352.3	2,199.7
Common stock in treasury (7,835,022 shares and 7,752,760 shares at September 30, 2026 and June 30, 2026, respectively), at cost	(772.5)	(595.6)
Accumulated other comprehensive loss	(25.6)	(20.4)
Total stockholders' equity	2,182.8	2,227.6
Total liabilities and stockholders' equity	$3,744.7	$3,838.3

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
(in millions, except per share data)	2026	2025
Net sales	$798.2	$733.7
Cost of sales	541.9	517.3
Gross profit	256.3	216.4

Selling, general and administrative expenses	59.9	63.1
Operating income	196.4	153.3

Interest expense, net	7.1	11.5
Other income, net	(3.1)	(3.0)

Income before income taxes	192.4	144.8
Income tax expense	29.9	22.3

Net income	$162.5	$122.5

EARNINGS PER COMMON SHARE:
Basic	$3.26	$2.45
Diluted	$3.25	$2.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	49.8	50.1
Diluted	50.0	50.4
See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2026	2025
Net income	$162.5	$122.5
Other comprehensive (loss) income, net of tax:
Net (loss) gain on derivative instruments, net of tax of $1.0 and $(0.1) respectively	(3.1)	0.3
Pension and postretirement benefits, net of tax of $0.2 and $(0.1) respectively	(0.7)	0.4
Foreign currency translation	(1.4)	(0.5)
Total other comprehensive (loss) income, net of tax	(5.2)	0.2
Comprehensive income, net of tax	$157.3	$122.7

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
($ in millions)	2026	2025
OPERATING ACTIVITIES
Net income	$162.5	$122.5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	36.6	36.0
Deferred income taxes	11.6	5.8
Net pension expense	1.5	3.6
Share-based compensation expense	6.4	5.6
Net loss on disposals of property, plant and equipment	0.3	0.3
Changes in working capital and other:
Accounts receivable	(18.7)	(36.2)
Inventories	(61.6)	15.6
Other current assets	(13.3)	7.7
Accounts payable	24.1	(27.0)
Accrued liabilities	(88.5)	(85.9)
Pension plan contributions	(8.6)	(5.9)
Other postretirement plan contributions	(0.7)	(0.9)
Other, net	1.2	(2.0)
Net cash provided from operating activities	52.8	39.2
INVESTING ACTIVITIES
Purchases of property, plant, equipment and software	(77.7)	(42.6)
Proceeds from disposals of property, plant and equipment	0.1	—
Net cash used for investing activities	(77.6)	(42.6)
FINANCING ACTIVITIES
Dividends paid	(9.9)	(10.1)
Purchases of treasury stock	(133.9)	(49.1)
Proceeds from stock options exercised	0.4	0.5
Withholding tax payments on share-based compensation awards	(65.2)	(45.5)
Net cash used for financing activities	(208.6)	(104.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.1
DECREASE IN CASH AND CASH EQUIVALENTS	(233.8)	(107.5)
Cash and cash equivalents at beginning of year	393.3	315.5
Cash and cash equivalents at end of period	$159.5	$208.0
SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities: Accrued purchases of property, plant, equipment and software	$52.1	$21.1

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2026	$286.8	$357.1	$2,199.7	$(595.6)	$(20.4)	$2,227.6
Net income			162.5			162.5
Net loss on derivative instruments, net of tax					(3.1)	(3.1)
Pension and postretirement benefits, net of tax					(0.7)	(0.7)
Foreign currency translation					(1.4)	(1.4)
Cash dividends:
Common @ $0.20 per share			(9.9)			(9.9)
Purchases of treasury stock				(133.9)		(133.9)
Share-based compensation plans		(15.6)		(43.0)		(58.6)
Stock options exercised	—	0.3				0.3
Balances at September 30, 2026	$286.8	$341.8	$2,352.3	$(772.5)	$(25.6)	$2,182.8

	Common Stock		Reinvested Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total Equity
($ in millions, except per share data)	Par Value of $5	Capital in Excess of Par Value
Balances at June 30, 2025	$286.2	$354.3	$1,710.2	$(395.8)	$(67.9)	$1,887.0
Net income			122.5			122.5
Net gain on derivative instruments, net of tax					0.3	0.3
Pension and postretirement benefits, net of tax					0.4	0.4
Foreign currency translation					(0.5)	(0.5)
Cash dividends:
Common @ $0.20 per share			(10.1)			(10.1)
Purchases of treasury stock				(49.1)		(49.1)
Share-based compensation plans		(15.3)		(23.7)		(39.0)
Stock options exercised	—	(0.3)				(0.3)
Balances at September 30, 2025	$286.2	$338.7	$1,822.6	$(468.6)	$(67.7)	$1,911.2

See accompanying notes to consolidated financial statements.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair statement of the results are reflected in the interim periods presented. The June 30, 2026 consolidated balance sheet data was derived from audited financial statements but does not include all of the disclosures required by U.S. GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Carpenter Technology's Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the "2026 Form 10-K"). Operating results for the three months ended September 30, 2026, are not necessarily indicative of the operating results for any future period.

As used throughout this report, unless the context requires otherwise, the terms "Carpenter," "Carpenter Technology," the "Company," "Registrant," "Issuer," "we" and "our" refer to Carpenter Technology Corporation.

2.    Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements - Pending Adoption

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance in this ASU improves the disclosures about a public business entity's expenses by requiring more detailed information about the types of expenses included within the income statement expense captions, such as: inventory purchases, employee compensation, depreciation and intangible asset amortization. This ASU does not change or remove current expense disclosure requirements, however, it does affect where this information appears in the notes to financial statements, as entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. For public business entities, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements. Additionally, in January 2025 the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date for non-calendar year-end entities. This guidance is applicable for the Company's annual period ending June 30, 2028 and interim periods thereafter.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update make targeted improvements to increase the operability of the recognition guidance considering different methods of software development. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2025-06 on its consolidated financial statements and related disclosures. This guidance is applicable for the Company's annual period ending June 30, 2029 and interim periods within that reporting period.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) Hedge Accounting Improvements. The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2025-09 on its consolidated financial statements and related disclosures. This guidance is applicable for the Company's annual period ending June 30, 2028 and interim periods within that reporting period.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2025, the FASB issued ASU 2025-12 Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-12 is an update to correct, clarify and otherwise improve U.S. GAAP and is not expected to materially impact the consolidated financial statements and related disclosures. This guidance is applicable for the Company's annual period ending June 30, 2028 and interim periods within that reporting period.

Recently Issued Accounting Pronouncements - Adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU enhances the transparency and decision functionality of income tax disclosures to provide investors information to better assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flow. The amendments in this ASU require public entities to disclose the following specific categories in the rate reconciliation by both percentages and reporting currency amounts: the effect of state and local income tax, net of federal (national) income tax, foreign tax effects, effects of changes in tax laws or rates enacted in the current period, effects of cross-border tax laws, tax credits, changes in valuation allowances, non-taxable or non-deductible items and changes in unrecognized tax benefits. The amendments in ASU 2023-09 also require public entities to provide additional information for reconciling items that meet the qualitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income (loss) by the applicable statutory income tax rate). The ASU requires reporting entities to annually disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign localities. The Company adopted the provisions of ASU 2023-09 in the fourth quarter of fiscal year 2026. ASU 2023-09 is a requirement for additional disclosure; as such, it did not impact the consolidated financial statements other than the disclosure requirements in Note 18 of the 2026 Form 10-K.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose the following: significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires public entities to provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods. ASU 2023-07 clarifies that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. The Company adopted the provisions of ASU 2023-07 in the fourth quarter of fiscal year 2025 and adopted the provisions for interim disclosures in the first quarter of fiscal year 2026. ASU 2023-07 is a requirement for additional disclosure; as such, it did not impact the consolidated financial statements other than the disclosure requirements in Note 15.

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
(Unaudited)
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

Contract liabilities are recognized when the Company has received consideration from a customer to transfer goods or services at a future point in time when the Company performs under the purchase order or contract. Contract liabilities were $5.1 million and $7.2 million at September 30, 2026 and June 30, 2026, respectively, and are included in accrued liabilities on the consolidated balance sheets. Revenue recognized for the three months ended September 30, 2026 and 2025 from amounts included in contract liabilities at the beginning of the period was not significant and substantially all of our contract liabilities are recognized within a twelve-month period.

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

Comparative information of the Company's overall revenue by end-use markets for the three months ended September 30, 2026 and 2025 was as follows:

End-Use Market	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
Aerospace and Defense	$509.2	$26.9	$(1.5)	$534.6	$447.0	$26.1	$(2.2)	$470.9
Medical	56.3	24.5	(15.3)	65.5	52.9	36.2	(14.6)	74.5
Energy	43.1	3.4	—	46.5	53.9	0.8	—	54.7
Transportation	24.3	2.6	(0.1)	26.8	20.7	2.1	—	22.8
Industrial and Consumer	97.5	11.5	(6.3)	102.7	85.1	10.5	(2.7)	92.9
Distribution	—	22.2	(0.1)	22.1	—	17.9	—	17.9
Total net sales	$730.4	$91.1	$(23.3)	$798.2	$659.6	$93.6	$(19.5)	$733.7

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Comparative information of the Company's overall revenue by geographic locations for the three months ended September 30, 2026 and 2025 was as follows:

Geographic Location (a)	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
($ in millions)	SAO	PEP	Intersegment	Total	SAO	PEP	Intersegment	Total
United States	$412.9	$63.4	$(11.7)	$464.6	$380.7	$57.8	$(6.1)	$432.4
Europe	149.2	10.2	(3.9)	155.5	154.6	15.4	(3.8)	166.2
Asia Pacific	100.5	8.5	(7.7)	101.3	82.1	10.6	(9.6)	83.1
Mexico	42.2	6.6	—	48.8	19.5	5.2	0.1	24.8
Canada	16.2	1.2	—	17.4	12.9	1.5	—	14.4
Other	9.4	1.2	—	10.6	9.8	3.1	(0.1)	12.8
Total net sales	$730.4	$91.1	$(23.3)	$798.2	$659.6	$93.6	$(19.5)	$733.7
(a)     Net sales are attributed to geographic region based on the location of the customer.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    Earnings per Common Share

The Company calculates basic and diluted earnings per share using the two-class method. Under the two-class method, earnings are allocated to common stock and participating securities (non-vested restricted shares and units that receive non-forfeitable dividends) according to their participation rights in dividends and undistributed earnings. The earnings available to each class of stock are divided by the weighted average number of outstanding shares for the period in each class. Diluted earnings per share assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. No awards issued under share-based compensation plans were excluded from the calculations of diluted earnings per share because their effects were anti-dilutive for the three months ended September 30, 2026 and 2025.

The calculations of basic and diluted earnings per common share for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
(in millions, except per share data)	2026	2025
Net income	$162.5	$122.5
Dividends allocated to participating securities	(0.1)	—
Earnings available for common stockholders used in calculation of basic earnings per common share	$162.4	$122.5

Weighted average number of common shares outstanding, basic	49.8	50.1

Basic earnings per common share	$3.26	$2.45

Net income	$162.5	$122.5
Dividends allocated to participating securities	(0.1)	—
Earnings available for common stockholders used in calculation of diluted earnings per common share	$162.4	$122.5

Weighted average number of common shares outstanding, basic	49.8	50.1
Effect of shares issuable under share-based compensation plans	0.2	0.3
Weighted average number of common shares outstanding, diluted	50.0	50.4

Diluted earnings per common share	$3.25	$2.43

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Inventories

Inventories consisted of the following components as of September 30, 2026 and June 30, 2026:

($ in millions)	September 30, 2026	June 30, 2026
Raw materials and supplies	$201.9	$177.8
Work in process	538.4	493.8
Finished and purchased products	144.1	151.3
Total inventories	$884.4	$822.9

Inventories are valued at the lower of cost or market. Cost for inventories is principally determined using the last-in, first-out ("LIFO") inventory costing method. The Company values other inventory at the lower of cost or net realizable value, determined by the first-in, first-out and average cost methods. As of September 30, 2026 and June 30, 2026, $165.7 million and $162.6 million of inventory, respectively, was accounted for using a method other than the LIFO inventory costing method.

6.    Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2026 and June 30, 2026:

($ in millions)	September 30, 2026	June 30, 2026
Accrued compensation and benefits	$68.1	$148.3
Accrued taxes	9.0	7.2
Current portion of lease liabilities	8.3	8.8
Accrued income taxes	5.7	2.5
Derivative financial instruments	5.4	1.2
Contract liabilities	5.1	7.2
Accrued interest expense	3.3	13.1
Accrued pension liabilities	3.2	3.2
Accrued postretirement benefits	2.1	2.1
Other	12.0	13.0
Total accrued liabilities	$122.2	$206.6

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Pension and Other Postretirement Benefits

The components of the net periodic pension expense (income) related to the Company's pension and other postretirement benefits for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026	2025	2026	2025
($ in millions)	Pension Plans		Other Postretirement Plans
Service cost	$1.9	$1.7	$0.3	$0.5
Interest cost	9.3	9.3	2.4	2.4
Expected return on plan assets	(9.0)	(8.6)	(2.5)	(2.2)
Amortization of net loss (gain)	1.2	1.6	(2.1)	(1.5)
Amortization of prior service cost	—	0.4	—	—
Net pension expense (income)	$3.4	$4.4	$(1.9)	$(0.8)

During the three months ended September 30, 2026 and 2025, the Company made $8.6 million and $5.9 million, respectively, of cash contributions to its qualified defined benefit pension plans. The Company currently expects to make $16.9 million of required cash pension contributions to its domestic qualified defined benefit pension plans during the remainder of fiscal year 2027.

8.    Debt

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

On November 20, 2025, the Company entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders, agents and arrangers party thereto (the "Credit Facility"). The Credit Facility amended and restated the Company's then existing Second Amended and Restated Credit Agreement dated as of April 14, 2023, which had been set to expire on April 12, 2028. The third amendment and restatement of the Credit Facility extended the maturity to November 20, 2030.

The Credit Facility is an unsecured revolving credit facility with a commitment of $500.0 million subject to the right, from time to time, to request an increase of the commitment not in excess of $650.0 million and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. The Company has the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers. As of September 30, 2026, the Company had $0.9 million of issued letters of credit under the Credit Facility and no short-term borrowings. The balance of $499.1 million remains available to the Company.

Interest on the borrowings under the Credit Facility accrues at variable rates which are determined based upon the Company's consolidated total leverage ratio. The applicable margin to be added to Alternative Currency Daily Rate, Alternative Currency Term Rate and Term SOFR determined loans ranges from 1.375% to 2.150% (1.625% as of September 30, 2026), and for Base Rate-determined loans, from 0.500% to 1.250% (0.750% as of September 30, 2026). The Company also pays a quarterly commitment fee ranging from 0.200% to 0.300% (0.225% as of September 30, 2026), determined based upon the consolidated total leverage ratio, of the unused portion of the commitment under the Credit Facility. In addition, the Company must pay certain letter of credit fees, ranging from 1.375% to 2.150% (1.625% as of September 30, 2026), with respect to letters of credit issued under the Credit Facility. As of September 30, 2026, the borrowing rate for the Credit Facility was 5.638%, however, the Company had no short-term borrowings.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is subject to certain financial and restrictive covenants under the Credit Facility, which require the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 3.50 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of September 30, 2026, the Company was in compliance with all of the covenants of the Credit Facility.

Long-term debt outstanding as of September 30, 2026 and June 30, 2026 consisted of the following:

($ in millions)	September 30, 2026	June 30, 2026
Senior unsecured notes, 5.625% due March 2034 (face value of $700.0 million at September 30, 2026)	691.0	690.7
Total debt	691.0	690.7
Less: amounts due within one year	—	—
Long-term debt, net of current portion	$691.0	$690.7

For the three months ended September 30, 2026 and 2025, interest costs totaled $10.6 million and $12.7 million, respectively, of which $3.5 million and $1.2 million, respectively, were capitalized as part of the cost of property, plant, equipment and software. The decrease in interest expense, net in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, is due to higher capitalized interest and a lower interest rate on the 2034 Notes as compared to the notes that were prepaid and redeemed in full in November 2025.

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

During the three months ended September 30, 2026, the Company did not adjust the liability for environmental remediation costs. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2026 and June 30, 2026 were $17.3 million and $17.3 million, respectively. Additionally, the Company has been notified that it may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against the Company. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time the Company cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated by management on a quarterly basis. The Company accrues amounts for environmental remediation costs that represent management's best estimate of the probable and reasonably estimable future costs related to environmental remediation.

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

10.    Share Repurchase Program

In August 2026, the Company's Board of Directors authorized a share repurchase program. The program authorizes the purchase of up to $1.0 billion of the Company's outstanding common stock. The shares may be repurchased in the open market or in privately negotiated transactions. Under the terms of the share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. There is no stated expiration for the share repurchase program. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the share repurchase program may be suspended, modified or terminated at any time without prior notice. In July 2024, the Company's Board of Directors authorized a share repurchase program of up to $400.0 million of the Company's outstanding common stock. Purchases under this program were fully completed during the three months ended September 30, 2026.

During the three months ended September 30, 2026, the Company purchased 241,924 shares of its common stock on the open market for an aggregate of $133.9 million. Purchases of $118.9 million were made under the $400.0 million program. Purchases of $15.0 million were made under the $1.0 billion program, leaving $985.0 million available for future purchases as of September 30, 2026. During the three months ended September 30, 2025, the Company purchased 200,000 shares of its common stock on the open market for an aggregate of $49.1 million.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Fair Value Measurements

The fair value hierarchy has three levels based on the inputs used to determine fair value. Level 1 refers to quoted prices in active markets for identical assets or liabilities. Level 2 refers to observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or trade infrequently; or other inputs that are observable or can be corroborated by observable market data. Level 3 refers to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. Currently, the Company does not use Level 1 or 3 inputs.

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

September 30, 2026	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.1
Liabilities:
Derivative financial instruments	$5.6

June 30, 2026	Fair Value Measurements Using Input Type
($ in millions)	Level 2
Assets:
Derivative financial instruments	$0.3
Liabilities:
Derivative financial instruments	$1.2

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

The carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of these items. The carrying amounts and estimated fair values of the Company's financial instruments not recorded at fair value in the financial statements were as follows:

	September 30, 2026		June 30, 2026
($ in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$691.0	$661.5	$690.7	$700.6
Company-owned life insurance	$37.8	$37.8	$38.0	$38.0

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair values of long-term debt as of September 30, 2026 and June 30, 2026 were determined by using current quoted prices for the Company's existing debt arrangements that are traded infrequently and accordingly would be classified as Level 2 inputs in the fair value hierarchy.

The carrying amount of Company-owned life insurance as of September 30, 2026 and June 30, 2026 reflects cash surrender values based upon the market values of underlying securities, using Level 2 inputs, net of any outstanding policy loans. The carrying value associated with the cash surrender value of these policies is recorded in other assets in the accompanying consolidated balance sheets.

12.    Derivatives and Hedging Activities

The Company, from time to time, uses commodity forwards and foreign currency forwards to manage risks generally associated with commodity price and foreign currency rate fluctuations. The following explains the various types of derivatives utilized during the three months ended September 30, 2026 and 2025, and includes a summary of the impact the derivative instruments had on the Company's financial position, results of operations and cash flows.

Cash Flow Hedging — Commodity forward contracts: The Company enters into commodity forward contracts to fix the price of a portion of anticipated future purchases of certain critical raw materials and energy to manage the risk of cash flow variability associated with volatile commodity prices. The commodity forward contracts have been designated as cash flow hedges. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in accumulated other comprehensive income (loss) ("AOCI") to the extent effective, and reclassified to cost of sales in the period during which the hedged transaction affects earnings or it becomes probable that the forecasted transaction will not occur. As of September 30, 2026, the Company had forward contracts to purchase 1.7 million pounds of certain raw materials with settlement dates through February 2028.

Cash Flow Hedging — Foreign currency forward contracts: The Company, from time to time, uses foreign currency forward contracts to hedge a portion of anticipated future purchase commitments for property, plant and equipment denominated in foreign currencies, principally the Euro, in order to offset the effect of changes in exchange rates. The qualifying hedge contracts are marked-to-market at each reporting date and any unrealized gains or losses are included in AOCI and reclassified to the cost of property, plant and equipment in the period during which the purchase transaction is completed or expensed if it becomes probable that the forecasted transaction will not occur. As of September 30, 2026 and June 30, 2026, the fair value of the outstanding foreign currency forwards designated as hedging instruments were not material.

Fair Value Hedging — Foreign currency forward contracts: The Company uses foreign currency forward contracts to protect certain short-term asset positions denominated in foreign currencies against the effect of changes in exchange rates. These positions do not qualify for hedge accounting and accordingly are marked-to-market at each reporting date through charges to other income, net. As of September 30, 2026 and June 30, 2026, the fair value of the outstanding foreign currency forwards not designated as hedging instruments and the charges to income for changes in fair value for these contracts were not material.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value and location of outstanding derivative contracts recorded in the accompanying consolidated balance sheets were as follows as of September 30, 2026 and June 30, 2026:

September 30, 2026	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$—	$—	$—
Other assets	—	0.1	0.1
Total asset derivatives	$—	$0.1	$0.1
Liability Derivatives:
Accrued liabilities	$0.4	$5.0	$5.4
Other liabilities	—	0.2	0.2
Total liability derivatives	$0.4	$5.2	$5.6

June 30, 2026	Foreign Currency Contracts	Commodity Contracts	Total Derivatives
($ in millions)
Asset Derivatives:
Other current assets	$0.1	$0.2	$0.3
Other assets	—	—	—
Total asset derivatives	$0.1	$0.2	$0.3
Liability Derivatives:
Accrued liabilities	$—	$1.2	$1.2
Other liabilities	—	—	—
Total liability derivatives	$—	$1.2	$1.2

Substantially all of the Company's derivative contracts are subject to master netting arrangements, or similar agreements with each counterparty, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company presents the outstanding derivative contracts on a net basis by counterparty in the consolidated balance sheets. If the Company had chosen to present the derivative contracts on a gross basis, the total asset derivatives and total liability derivatives would have remained unchanged as of September 30, 2026. If the Company had chosen to present the derivative contracts on a gross basis as of June 30, 2026, the total asset derivatives and total liability derivatives would have been $0.5 million and $1.4 million.

According to the provisions of the Company's derivative arrangements, in the event that the fair value of outstanding derivative positions with certain counterparties exceeds certain thresholds, the Company may be required to issue cash collateral to the counterparties. As of September 30, 2026 and June 30, 2026, the Company had no cash collateral held by counterparties.

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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings or it becomes probable the forecasted transactions will not occur. The following is a summary of the losses related to cash flow hedges recognized during the three months ended September 30, 2026 and 2025:

	Amount of Loss Recognized in AOCI on Derivatives
	Three Months Ended September 30,
($ in millions)	2026	2025
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	$(4.8)	$(1.1)
Foreign exchange contracts	—	(0.1)
Total	$(4.8)	$(1.2)

	Location of Loss Reclassified from AOCI into Income	Amount of Loss Reclassified from AOCI into Income
		Three Months Ended September 30,
($ in millions)		2026	2025
Derivatives in Cash Flow Hedging Relationship:
Commodity contracts	Cost of Sales	$(0.7)	$(1.5)
Total		$(0.7)	$(1.5)

The following is a summary of total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded during the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
($ in millions)	Cost of Sales	Cost of Sales
Total amounts presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$541.9	$517.3

Loss on Derivatives in Cash Flow Hedging Relationship:
Commodity contracts
Amount of loss reclassified from AOCI to income	$(0.7)	$(1.5)
Total loss	$(0.7)	$(1.5)

The Company estimates that $3.8 million of net derivative losses included in AOCI as of September 30, 2026, will be reclassified into earnings within the next twelve months. No significant cash flow hedges were discontinued during the three months ended September 30, 2026.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.    Other Income, Net

Other income, net consisted of the following:

	Three Months Ended September 30,
($ in millions)	2026	2025
Interest income	$(2.0)	$(2.2)
Unrealized gains on company-owned life insurance contracts and investments held in rabbi trusts	(1.0)	(2.5)
Pension earnings, interest and deferrals	(0.7)	1.4
Foreign exchange losses	0.6	0.3
Total other income, net	$(3.1)	$(3.0)

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

Income tax expense was $29.9 million, or 15.5 percent of income before income taxes for the three months ended September 30, 2026, as compared with income tax expense of $22.3 million, or 15.4 percent of income before income taxes for the three months ended September 30, 2025.

Income tax expense for the three months ended September 30, 2026, includes discrete tax benefits of $12.1 million attributable to employee share-based compensation. Income tax expense for the three months ended September 30, 2025, included discrete tax benefits of $10.8 million attributable to employee share-based compensation.

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

The service cost component of the Company's net pension expense, which represents the estimated cost of future pension liabilities earned associated with active employees, is included in the operating income of the business segments. The residual net pension expense, which is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs is included within other income, net, excluded from the business segments.

On a consolidated basis, no single customer accounted for 10 percent or more of net sales for the three months ended September 30, 2026 or September 30, 2025. No single customer accounted for 10 percent or more of the accounts receivable outstanding as of September 30, 2026 or June 30, 2026.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
See Note 3 Revenue for comparative information of the Company's overall revenue by segment, end-use market and geographical location. The Company believes further disaggregation of revenue is impracticable. Net sales and operating income by segment for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
($ in millions)	SAO	PEP	Total	SAO	PEP	Total
Sales to external customers	$724.1	$74.1	$798.2	$656.1	$77.6	$733.7
Intersegment sales	6.3	17.0	23.3	3.5	16.0	19.5
Total sales	730.4	91.1	821.5	659.6	93.6	753.2

Reconciliation of sales
Elimination of intersegment			(23.3)			(19.5)
Consolidated net sales			$798.2			$733.7

Less: (a)
Cost of sales	485.5	78.6	564.1	458.0	78.8	536.8
Other segment items (b)	28.6	5.2	33.8	30.9	5.4	36.3
Segment operating income	216.3	7.3	223.6	170.7	9.4	180.1

Reconciliation of operating income
Corporate costs (c)			(26.1)			(26.6)
Elimination of intersegment			(1.1)			(0.2)
Consolidated operating income			$196.4			$153.3

Other items:
Interest expense, net			7.1			11.5
Other income, net			(3.1)			(3.0)
Income before income taxes			$192.4			$144.8
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

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional data by segment for the three months ended September 30, 2026 and 2025 is as follows:

Depreciation and Amortization	Three Months Ended September 30,
($ in millions)	2026	2025
Specialty Alloys Operations	$30.7	$30.4
Performance Engineered Products	4.7	4.4
Corporate	1.2	1.2
Consolidated depreciation and amortization	$36.6	$36.0

Capital Expenditures	Three Months Ended September 30,
($ in millions)	2026	2025
Specialty Alloys Operations	$74.4	$38.9
Performance Engineered Products	2.5	3.0
Corporate	0.8	0.7
Consolidated capital expenditures	$77.7	$42.6

Total Assets	September 30, 2026	June 30, 2026
($ in millions)
Specialty Alloys Operations	$3,095.5	$2,962.0
Performance Engineered Products	398.3	400.3
Total segment assets	3,493.8	3,362.3
Corporate	261.5	491.0
Intersegment	(10.6)	(15.0)
Consolidated total assets	$3,744.7	$3,838.3

Long-lived Assets (a)	September 30, 2026	June 30, 2026
($ in millions)
United States	$1,534.2	$1,483.8
Europe	2.2	2.3
Mexico	0.9	1.0
Asia Pacific	0.4	0.4
Canada	0.3	0.4
Consolidated long-lived assets	$1,538.0	$1,487.9
(a)    Long-lived assets consist primarily of property, plant, equipment and software, net.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.    Reclassifications from Accumulated Other Comprehensive Loss

The changes in AOCI by component, net of tax, for the three months ended September 30, 2026 and 2025 were as follows:

Three Months Ended September 30, 2026 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2026	$(3.8)	$21.3	$(37.9)	$(20.4)
Other comprehensive loss before reclassifications	(3.6)	—	(1.4)	(5.0)
Amounts reclassified from AOCI (b)	0.5	(0.7)	—	(0.2)
Total other comprehensive loss, net of tax	(3.1)	(0.7)	(1.4)	(5.2)
Balances at September 30, 2026	$(6.9)	$20.6	$(39.3)	$(25.6)

Three Months Ended September 30, 2025 ($ in millions) (a)	Cash flow hedging items	Pension and other postretirement benefit plan items	Foreign currency items	Total
Balances at June 30, 2025	$(4.2)	$(27.4)	$(36.3)	$(67.9)
Other comprehensive loss before reclassifications	(0.9)	—	(0.5)	(1.4)
Amounts reclassified from AOCI (b)	1.2	0.4	—	1.6
Total other comprehensive income (loss), net of tax	0.3	0.4	(0.5)	0.2
Balances at September 30, 2025	$(3.9)	$(27.0)	$(36.8)	$(67.7)

(a)    All amounts are net of tax. Amounts in parentheses indicate debits.
(b)    See separate table below for further details.

CARPENTER TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of amounts reclassified from AOCI for the three months ended September 30, 2026 and 2025:

Details about AOCI Components	Location of loss	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2026	2025
Cash flow hedging items:
Commodity contracts	Cost of sales	$(0.7)	$(1.5)
Total before tax		(0.7)	(1.5)
Tax benefit		0.2	0.3
Net of tax		$(0.5)	$(1.2)

Details about AOCI Components	Location of gain (loss)	Amount Reclassified from AOCI Three Months Ended September 30,
($ in millions) (a)		2026	2025
Amortization of pension and other postretirement benefit plan items:
Net actuarial gain (loss)	(b)	$0.9	$(0.1)
Prior service cost	(b)	—	(0.4)
Total before tax		0.9	(0.5)
Tax (expense) benefit		(0.2)	0.1
Net of tax		$0.7	$(0.4)

(a)    Amounts in parentheses indicate debits to income/loss.
(b)    These AOCI components are included in the computation of net periodic pension expense (income) (see Note 7 Pension and Other Postretirement Benefits for additional details).

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

Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in Item 7 of our 2026 Form 10-K. Our discussions here focus on our results during or as of the three month period ended September 30, 2026, and the comparable period of fiscal year 2026, and to the extent applicable, on material changes from information discussed in the 2026 Form 10-K and other important intervening developments or information that we have reported on Form 8-K. These discussions should be read in conjunction with the 2026 Form 10-K for detailed background information and with any such intervening Form 8-K.

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

During the three months ended September 30, 2026, approximately 43 percent of our net sales were sales to customers under firm price sales arrangements. Firm price sales arrangements involve a risk of profit margin fluctuations, particularly when raw material prices are volatile. In order to reduce the risk of fluctuating profit margins on these sales, we may enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the related products sold. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. If a customer fails to meet the volume commitments (or the consumption schedule deviates from the agreed-upon terms of the firm price sales arrangements), we may need to absorb the gains or losses associated with the commodity forward contracts on a temporary basis. Gains or losses associated with commodity forward contracts are reclassified to earnings (loss) when earnings are impacted by the hedged transaction. Because we value most of our inventory under the LIFO costing methodology, changes in the cost of raw materials and production activities are recognized in cost of sales in the current period attempting to match the most recently incurred costs with revenues. Gains and/or losses on the commodity forward contracts are reclassified from accumulated other comprehensive income (loss) together with the actual purchase price of the underlying commodities when the underlying commodities are purchased and recorded in inventory. To the extent that the total purchase price of the commodities, inclusive of the gains or losses on the commodity forward contracts, are higher or lower relative to the beginning of year costs, our cost of goods sold reflects such amounts. Accordingly, the gains and/or losses associated with commodity forward contracts may not impact the same period that the firm price sales arrangements revenue is recognized, and comparisons of gross profit from period to period may be impacted. These firm price sales arrangements are expected to continue as we look to strengthen our long-term customer relationships by expanding, renewing and, in certain cases, extending to a longer term, our customer arrangements.

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

Net Pension Expense

Net pension expense, as we define it below, includes the net periodic benefit costs related to both our pension and other postretirement plans. The net periodic benefit costs are determined annually based on beginning of year balances and are recorded ratably throughout the fiscal year, unless a significant re-measurement event occurs. We currently expect the total net pension expense for fiscal year 2027 will be $5.9 million as compared with total net pension expense of $14.6 million in fiscal year 2026. The lower expected expense for fiscal year 2027 reflects higher plan assets and a higher expected return on plan assets compared to fiscal year 2026.

The following is the net pension expense for the three months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,
($ in millions)	2026	2025
Pension plans	$3.4	$4.4
Other postretirement plans	(1.9)	(0.8)
Net pension expense	$1.5	$3.6

The service cost component of net pension expense represents the estimated cost of future pension liabilities earned associated with active employees. The pension earnings, interest and deferrals is comprised of the expected return on plan assets, interest costs on the projected benefit obligations of the plans and amortization of actuarial gains and losses and prior service costs and benefits.

Net pension expense is recorded in accounts that are included in cost of sales, selling, general and administrative expenses and other income, net, based on the function of the associated employees and nature of expense. The following is a summary of the classification of net pension expense for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
($ in millions)	2026	2025
Service cost included in Cost of sales	$1.9	$1.9
Service cost included in Selling, general and administrative expenses	0.3	0.3
Pension earnings, interest and deferrals included in Other income, net	(0.7)	1.4
Net pension expense	$1.5	$3.6

As of September 30, 2026 and June 30, 2026, service cost amounts related to the net pension expense capitalized in gross inventory were $1.1 million and $1.0 million, respectively.

Operating Performance Overview and Outlook

In the quarter ended September 30, 2026, we reported operating income of $196.4 million compared to $153.3 million in the quarter ended September 30, 2025. The results for the quarter ended September 30, 2026, represent an increase of 28 percent over the quarter ended September 30, 2025, establishing a strong foundation for the rest of the fiscal year. The SAO segment realized $216.3 million of operating income with an operating margin of 29.6 percent, or adjusted operating margin of 37.7 percent. This compares to $170.7 million of operating income with an operating margin of 25.9 percent, or adjusted operating margin of 32.0 percent, during the quarter ended September 30, 2025. The SAO margin expansion was driven by productivity improvements, mix management and the benefits of pricing actions. These factors enabled SAO to deliver its strongest first quarter operating performance to date.

The strong operating performance was accompanied by an increase in operating cash flow, reflecting higher earnings partially offset by changes in working capital, primarily inventory in the three months ended September 30, 2026. We generated $52.8 million of cash from operating activities in the three months ended September 30, 2026, as compared to $39.2 million in the three months ended September 30, 2025. Free cash flow was negative $24.8 million in the three months ended September 30, 2026, as compared with negative $3.4 million in the three months ended September 30, 2025. The unfavorable change in free cash flow reflects increased capital expenditures, namely from the brownfield expansion compared to the three months ended September 30, 2025. With a strong balance sheet and meaningful cash generation from operations, we will continue to take a balanced approach to capital allocation: sustaining our current asset base to achieve our targets, returning cash to stockholders through our stock buyback and dividend programs and investing in incremental growth initiatives, including the brownfield expansion project. During the three months ended September 30, 2026, we repurchased 241,924 shares of our common stock on the open market for an aggregate of $133.9 million. Additionally, we funded dividend payments of $9.9 million.

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

Results of Operations — Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

For the three months ended September 30, 2026, we reported net income of $162.5 million, or $3.25 earnings per diluted share. This compares with net income for the three months ended September 30, 2025, of $122.5 million, or $2.43 earnings per diluted share. The results for the three months ended September 30, 2026, reflect strengthening demand, productivity improvements, mix management and the benefits of pricing actions compared to the three months ended September 30, 2025.

Net Sales

Net sales for the three months ended September 30, 2026, were $798.2 million, which is a 9 percent increase over the three months ended September 30, 2025. Excluding surcharge revenue, sales increased 5 percent from the three months ended September 30, 2025. The results excluding surcharge revenue primarily reflect the impact of price increases and stronger product demand for materials used in the end-use markets of Aerospace and Defense and Industrial and Consumer during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Excluding surcharge revenue, sales in the Aerospace and Defense end-use market increased 10 percent compared to the three months ended September 30, 2025.

Geographically, domestic net sales increased 7 percent from the three months ended September 30, 2025, to $464.6 million. Excluding surcharge revenue, domestic sales increased 4 percent from the three months ended September 30, 2025, driven by higher sales in the Aerospace and Defense and Industrial and Consumer end-use markets. Sales outside the United States increased 11 percent from the three months ended September 30, 2025, to $333.6 million for the three months ended September 30, 2026. Excluding surcharge revenue, sales outside the United States increased 7 percent from the three months ended September 30, 2025. This reflects higher sales in the Aerospace and Defense end-use market in all regions partially offset by lower sales in the Energy end-use market in the European region and lower sales in the Medical end-use market in all regions compared to the three months ended September 30, 2025. A portion of our sales outside the United States are denominated in foreign currencies. Fluctuations in foreign currency exchange rates had minimal impact on net sales during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Net sales outside the United States represented 42 percent and 41 percent of net sales for the three months ended September 30, 2026 and 2025, respectively.

Sales by End-Use Markets

We sell to customers across diversified end-use markets. We believe that disclosing net sales by end-use markets is helpful supplemental information in analyzing the performance of the business from period to period. The following table includes comparative information for our net sales, which includes surcharge revenue, by principal end-use markets:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Aerospace and Defense	$534.6	$470.9	$63.7	14%
Medical	65.5	74.5	(9.0)	(12)%
Energy	46.5	54.7	(8.2)	(15)%
Transportation	26.8	22.8	4.0	18%
Industrial and Consumer	102.7	92.9	9.8	11%
Distribution	22.1	17.9	4.2	23%
Total net sales	$798.2	$733.7	$64.5	9%

The following table includes comparative information for our net sales by the same principal end-use markets, but excluding surcharge revenue:

	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Aerospace and Defense	$425.4	$388.3	$37.1	10%
Medical	51.7	61.6	(9.9)	(16)%
Energy	32.9	42.5	(9.6)	(23)%
Transportation	19.8	17.9	1.9	11%
Industrial and Consumer	83.2	75.0	8.2	11%
Distribution	21.8	17.8	4.0	22%
Total net sales excluding surcharge revenue	$634.8	$603.1	$31.7	5%

Aerospace and Defense end-use market sales increased 14 percent from the three months ended September 30, 2025, to $534.6 million. Excluding surcharge revenue, sales increased 10 percent from the three months ended September 30, 2025. The results for the three months ended September 30, 2026, reflect double-digit increases in the Aerospace engine, fastener and structural sub-markets driven by increasing build rates and the need to maintain aging fleets.

Medical end-use market sales decreased 12 percent from the three months ended September 30, 2025, to $65.5 million. Excluding surcharge revenue, sales decreased 16 percent from the three months ended September 30, 2025. For the three months ended September 30, 2026, results reflect lower shipments as a result of the medical supply chain managing inventory levels closely, partially offset by share gains in the orthopedic sub-market compared to the three months ended September 30, 2025.

Energy end-use market sales of $46.5 million in the three months ended September 30, 2026, reflect a 15 percent decrease from the three months ended September 30, 2025. Excluding surcharge revenue, sales decreased 23 percent from the three months ended September 30, 2025. The results reflect lower sales in both the power generation and oil and gas sub-markets compared to the three months ended September 30, 2025.

Transportation end-use market sales increased 18 percent from the three months ended September 30, 2025, to $26.8 million. Excluding surcharge revenue, sales increased 11 percent from the three months ended September 30, 2025. The results reflect stronger production rates for light, medium and heavy-duty vehicles compared to the three months ended September 30, 2025.

Industrial and Consumer end-use market sales increased 11 percent from the three months ended September 30, 2025, to $102.7 million. Excluding surcharge revenue, sales increased 11 percent from the three months ended September 30, 2025. The results reflect higher demand across many Industrial sub-markets, including semiconductor and fluid control materials, partially offset by lower demand for consumer electronics materials compared to the three months ended September 30, 2025.

Gross Profit

Our gross profit in the three months ended September 30, 2026, increased to $256.3 million, or 32.1 percent of net sales, as compared with $216.4 million, or 29.5 percent of net sales in the three months ended September 30, 2025. Excluding the impact of surcharge revenue, our adjusted gross margin in the three months ended September 30, 2026, was 40.4 percent as compared to 35.9 percent in the three months ended September 30, 2025. The increased gross profit for the three months ended September 30, 2026, reflects a combination of higher demand in the Aerospace and Defense and Industrial and Consumer end-use markets, productivity improvements, mix management and the benefits of pricing actions compared to the three months ended September 30, 2025.

Our surcharge mechanism is structured to recover increases in raw material costs, although in certain cases with a lag effect as discussed above. While the surcharge generally protects the absolute gross profit dollars, it does have a dilutive effect on gross margin as a percent of sales. We present and discuss these financial measures because management believes removing the impact of this item provides a more consistent and meaningful basis for comparing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures. The following represents a summary of the dilutive impact of the surcharge on gross margin.

	Three Months Ended September 30,
($ in millions)	2026	2025
Net sales	$798.2	$733.7
Less: surcharge revenue	163.4	130.6
Net sales excluding surcharge revenue	$634.8	$603.1

Gross profit	$256.3	$216.4

Gross margin	32.1%	29.5%

Gross margin excluding surcharge revenue	40.4%	35.9%

Selling, General and Administrative Expenses

Selling, general and administrative expenses in the three months ended September 30, 2026, were $59.9 million or 7.5 percent of net sales (9.4 percent of net sales excluding surcharge) as compared with $63.1 million or 8.6 percent of net sales (10.5 percent of net sales excluding surcharge) in the three months ended September 30, 2025. The selling, general and administrative expenses for the three months ended September 30, 2026, reflect lower variable compensation costs compared to the three months ended September 30, 2025.

Operating Income

Our operating income in the three months ended September 30, 2026, was $196.4 million, or 24.6 percent of net sales, as compared with operating income of $153.3 million, or 20.9 percent of net sales, in the three months ended September 30, 2025. Excluding surcharge revenue, adjusted operating margin was 30.9 percent for the three months ended September 30, 2026, as compared with 25.4 percent for the three months ended September 30, 2025. The operating results for the three months ended September 30, 2026, reflect a combination of higher demand in the Aerospace and Defense and Industrial and Consumer end-use markets, productivity improvements, mix management and the benefits of pricing actions compared to the three months ended September 30, 2025.

The following presents our operating income and operating margin, in each case excluding the impact of surcharge revenue on net sales. We present and discuss these financial measures because management believes removing the impact of these items provides a more consistent and meaningful basis for comparing ongoing results of operations from period to period. See the section "Non-GAAP Financial Measures" below for further discussion of these financial measures.

	Three Months Ended September 30,
($ in millions)	2026	2025
Net sales	$798.2	$733.7
Less: surcharge revenue	163.4	130.6
Net sales excluding surcharge revenue	$634.8	$603.1

Operating income	$196.4	$153.3

Operating margin	24.6%	20.9%

Adjusted operating margin excluding surcharge revenue	30.9%	25.4%

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2026, was $7.1 million compared with $11.5 million in the three months ended September 30, 2025. Capitalized interest reduced interest expense by $3.5 million for the three months ended September 30, 2026, and $1.2 million for the three months ended September 30, 2025. The decrease in interest expense, net in the three months ended September 30, 2026, is due to higher capitalized interest and a lower interest rate on the 2034 Notes as compared to the notes that were prepaid and redeemed in full in November 2025.

Other Income, Net

Other income, net for the three months ended September 30, 2026, was $3.1 million as compared with $3.0 million of other income, net for the three months ended September 30, 2025. The three months ended September 30, 2026, reflect $0.7 million of income from pension earnings, interest and deferrals compared to $1.4 million of expense in the three months ended September 30, 2025, driven primarily by greater expected returns on plan assets during fiscal year 2027.

Income Taxes

Income tax expense was $29.9 million, or 15.5 percent of income before income taxes for the three months ended September 30, 2026, as compared with income tax expense of $22.3 million, or 15.4 percent of income before income taxes for the three months ended September 30, 2025.

Income tax expense for the three months ended September 30, 2026, includes discrete tax benefits of $12.1 million attributable to employee share-based compensation. Income tax expense for the three months ended September 30, 2025 included discrete tax benefits of $10.8 million attributable to employee share-based compensation.

The One Big Beautiful Bill Act ("OBBBA") was signed into law on July 4, 2025. The provisions of the OBBBA have varying effective dates. The OBBBA allows an elective deduction for domestic research and development expenses, a reinstatement of elective 100 percent first-year bonus depreciation and modifies the tax rates on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. The impact of the provisions in the OBBBA are dependent on our facts in each fiscal year and guidance from the Internal Revenue Service; however, they have not had a material impact on our effective tax rate.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15 percent global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework. In June 2025, the U.S. and the G-7 countries announced the intention to reach an agreement that would exempt U.S. parented multinationals from certain of the Pillar Two rules. In January 2026 additional guidance, the "Side-by-Side Package," was released. We are currently evaluating the guidance. The Pillar Two Framework as it exists today does not have a significant impact on our financial position, results of operations or cash flows.

Business Segment Results

Summary information about our operating results on a segment basis is set forth below. We have two reportable business segments: SAO and PEP. For more detailed segment information, see Note 15 of the Notes to Consolidated Financial Statements included in Item 1.

The following table includes comparative information for our net sales by business segment:

Net sales	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Specialty Alloys Operations	$730.4	$659.6	$70.8	11%
Performance Engineered Products	91.1	93.6	(2.5)	(3)%
Intersegment	(23.3)	(19.5)	(3.8)	(19)%
Total net sales	$798.2	$733.7	$64.5	9%

The following table includes comparative information for our net sales by business segment, but excluding surcharge revenue:

Net sales excluding surcharge revenue	Three Months Ended September 30,		$ Increase (Decrease)	% Increase (Decrease)
($ in millions)	2026	2025
Specialty Alloys Operations	$573.5	$533.9	$39.6	7%
Performance Engineered Products	83.0	87.2	(4.2)	(5)%
Intersegment	(21.7)	(18.0)	(3.7)	(21)%
Total net sales excluding surcharge revenue	$634.8	$603.1	$31.7	5%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our SAO segment:

Specialty Alloys Operations	Three Months Ended September 30,
($ in millions)	2026	2025
Net sales	$730.4	$659.6
Less: surcharge revenue	156.9	125.7
Net sales excluding surcharge revenue	$573.5	$533.9

Operating income	$216.3	$170.7

Operating margin	29.6%	25.9%

Adjusted operating margin excluding surcharge revenue	37.7%	32.0%

The following presents our operating margin excluding the impact of surcharge revenue on net sales for our PEP segment:

Performance Engineered Products	Three Months Ended September 30,
($ in millions)	2026	2025
Net sales	$91.1	$93.6
Less: surcharge revenue	8.1	6.4
Net sales excluding surcharge revenue	$83.0	$87.2

Operating income	$7.3	$9.4

Operating margin	8.0%	10.0%

Adjusted operating margin excluding surcharge revenue	8.8%	10.8%

Specialty Alloys Operations Segment

Net sales for the three months ended September 30, 2026, for the SAO segment increased 11 percent to $730.4 million, as compared with $659.6 million in the three months ended September 30, 2025. Excluding surcharge revenue, net sales for the three months ended September 30, 2026 increased 7 percent compared to the three months ended September 30, 2025. The higher sales are driven by increased demand in the Aerospace and Defense and Industrial and Consumer end-use markets compared to the three months ended September 30, 2025.

Operating income for the SAO segment was $216.3 million or 29.6 percent of net sales (37.7 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2026, as compared with operating income of $170.7 million or 25.9 percent of net sales (32.0 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2025. The operating income for the three months ended September 30, 2026, reflects a combination of productivity improvements, mix management and the benefits of pricing actions compared to the three months ended September 30, 2025.

Performance Engineered Products Segment

Net sales for the three months ended September 30, 2026, for the PEP segment decreased 3 percent to $91.1 million, as compared with $93.6 million in the three months ended September 30, 2025. Excluding surcharge revenue, net sales for the three months ended September 30, 2026, decreased 5 percent compared to the three months ended September 30, 2025. The current quarter results reflect lower sales in the Medical end-use market partially offset by growth in the Energy and Distribution end-use markets.

Operating income for the PEP segment was $7.3 million or 8.0 percent of net sales (8.8 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2026, compared with operating income of $9.4 million or 10.0 percent of net sales (10.8 percent of net sales excluding surcharge revenue) in the three months ended September 30, 2025. The results for the three months ended September 30, 2026, reflect a reduction in Medical end-use market sales in Titanium partially offset by improving profitability in Additive compared to the three months ended September 30, 2025.

Liquidity and Financial Resources

During the three months ended September 30, 2026, we generated cash from operating activities of $52.8 million as compared to $39.2 million in the three months ended September 30, 2025. Our free cash flow, which we define under "Non-GAAP Financial Measures" below, was negative $24.8 million in the three months ended September 30, 2026, as compared to negative $3.4 million for the three months ended September 30, 2025. The improvement in cash from operating activities for the three months ended September 30, 2026, reflects higher earnings partially offset by changes in working capital, primarily inventory, compared to the three months ended September 30, 2025. Cash used to build inventory was $61.6 million in the three months ended September 30, 2026, compared to $15.6 million of cash generated from inventory in the three months ended September 30, 2025. The unfavorable change in free cash flow reflects increased capital expenditures compared to the prior year period, namely from the brownfield expansion in Athens, Alabama.

Capital expenditures for property, plant, equipment and software were $77.7 million for the three months ended September 30, 2026, as compared to $42.6 million for the three months ended September 30, 2025. In fiscal year 2027, we expect capital expenditures, including the brownfield expansion, to be in the range of $355.0 million to $375.0 million.

We evaluate liquidity needs for alternative uses including funding external growth opportunities, share repurchases as well as funding consistent dividend payments to stockholders. Dividends for the three months ended September 30, 2026, were $9.9 million as compared to $10.1 million in the three months ended September 30, 2025. In the three months ended September 30, 2026 and 2025 we declared and paid quarterly dividends of $0.20 per share. Additionally, we will discretionarily use excess cash for a share repurchase program up to $1.0 billion of our outstanding common stock. During the three months ended September 30, 2026, we repurchased 241,924 shares of our common stock on the open market for an aggregate of $133.9 million. During the three months ended September 30, 2025, we repurchased 200,000 shares for an aggregate of $49.1 million. As of September 30, 2026, $985.0 million remains available for future purchases under the $1.0 billion share repurchase program.

During the three months ended September 30, 2026, we made pension contributions of $8.6 million to our qualified defined benefit pension plans. We currently expect to make required contributions of $16.9 million to our domestic qualified defined benefit pension plans during the remainder of fiscal year 2027.

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

On November 20, 2025, we entered into the Credit Facility with Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders, agents and arrangers party thereto. The Credit Facility amended and restated our then existing Second Amended and Restated Credit Agreement dated as of April 14, 2023, which had been set to expire on April 12, 2028. The third amendment and restatement of the Credit Facility extended the maturity to November 20, 2030.

The Credit Facility is an unsecured revolving credit facility with a commitment of $500.0 million subject to the right, from time to time, to request an increase of the commitment not in excess of $650.0 million and provides for the issuance of letters of credit subject to a $40.0 million sub-limit. We have the right to voluntarily prepay and re-borrow loans, to terminate or reduce the commitments under the Credit Facility, and, subject to certain lender approvals, to join subsidiaries as subsidiary borrowers. As of September 30, 2026, the borrowing rate for the Credit Facility was 5.638%, however, we had no short-term borrowings. As of September 30, 2026, we had $0.9 million of issued letters of credit under the Credit Facility and the balance of the Credit Facility, $499.1 million, remains available to us.

We believe that our total liquidity of $658.6 million as of September 30, 2026, which includes total cash and cash equivalents of $159.5 million and available borrowing capacity of $499.1 million under the Credit Facility, will be sufficient to fund our cash needs over the foreseeable future.

As of September 30, 2026, we had cash and cash equivalents of $55.4 million held at various foreign subsidiaries. Our global cash deployment considers, among other things, the geographic and institutional location of our subsidiaries' cash balances, the locations of our anticipated liquidity needs and the cost to access international cash balances, as necessary. During the three months ended September 30, 2026, we repatriated no cash from foreign jurisdictions. From time to time, we may make short-term intercompany borrowings against our cash held outside the United States in order to reduce or eliminate any required borrowing under our Credit Facility.

We are subject to certain financial and restrictive covenants under the Credit Facility which require the maintenance of a minimum interest coverage ratio of 3.00 to 1.00 and a consolidated net leverage ratio of no more than 3.50 to 1.00. The restrictions of these covenants (other than the financial ratio covenants) are subject to certain exceptions or threshold triggering amounts or events specified in the Credit Facility, and in some cases the restrictions may be waived by the lenders. As of September 30, 2026, we were in compliance with all of the covenants of the Credit Facility.

The following table shows our actual ratio performance with respect to the financial covenants as of September 30, 2026:

Covenant	Covenant Requirement	Actual Ratio
Consolidated interest coverage ratio	3.00 to 1.00 (minimum)	27.79 to 1.00
Consolidated net leverage ratio	3.50 to 1.00 (maximum)	0.59 to 1.00

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

Adjusted Operating Margin Excluding Surcharge Revenue

This report includes discussions of operating margin as adjusted to exclude the impact of raw material surcharge revenue. We present and discuss this financial measure because management believes removing the impact of raw material surcharge from net sales provides a more consistent and meaningful basis for comparing results of operations from period to period for the reasons discussed earlier in this report. Management uses its results excluding these amounts to evaluate its operating performance and to discuss its business with investment institutions, our Board of Directors and others. See our earlier discussion of operating income for a reconciliation of operating income and operating margin excluding surcharge revenue to operating income and operating margin determined in accordance with U.S. GAAP. Operating margin excluding surcharge revenue is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, operating margin calculated in accordance with U.S. GAAP.

Free Cash Flow

This report includes discussions of free cash flow, which is a non-GAAP financial measure and may not be comparable to free cash flow reported by other companies. The following provides a reconciliation of free cash flow, as used in this report, to its most directly comparable U.S. GAAP financial measure:

	Three Months Ended September 30,
($ in millions)	2026	2025
Net cash provided from operating activities	$52.8	$39.2
Purchases of property, plant, equipment and software	(77.7)	(42.6)
Proceeds from disposals of property, plant and equipment	0.1	—
Free cash flow	$(24.8)	$(3.4)

Management believes that the presentation of free cash flow provides useful information to investors regarding our financial condition because it is a measure of cash generated which management evaluates for alternative uses. It is management's current intention to use excess cash to fund investments in capital equipment, acquisition opportunities and consistent dividend payments. Additionally, we will discretionarily use excess cash for an approved share repurchase program up to $1.0 billion of our outstanding common stock. Free cash flow is not a U.S. GAAP financial measure and should not be considered in isolation of, or as a substitute for, cash flows calculated in accordance with U.S. GAAP.

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

During the three months ended September 30, 2026, we did not adjust the liability for environmental remediation costs. The liabilities recorded for environmental remediation costs at Superfund sites, other third party-owned sites and Carpenter-owned current or former operating facilities remaining at September 30, 2026 and June 30, 2026 were $17.3 million and $17.3 million, respectively. Additionally, we have been notified that we may be a PRP with respect to other Superfund sites as to which no proceedings have been instituted against us. Neither the exact amount of remediation costs nor the final method of their allocation among all designated PRPs at these Superfund sites have been determined. Accordingly, at this time, we cannot reasonably estimate expected costs for such matters. The liability for future environmental remediation costs that can be reasonably estimated is evaluated on a quarterly basis.

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

Critical Accounting Policies and Estimates

A summary of other significant accounting policies is discussed in our 2026 Form 10-K Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 thereto.

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

As of September 30, 2026, we have two reporting units with goodwill recorded. Goodwill associated with the SAO reporting unit as of September 30, 2026, was $195.5 million and represents 86 percent of total goodwill. The remaining goodwill recorded as of September 30, 2026, of $31.8 million is associated with the Dynamet reporting unit in the PEP segment.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among other things, statements regarding guidance, outlook, targets, objectives, future operating performance, cash generation, capital allocation, market conditions and strategic initiatives. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected, anticipated, expected or implied. The most significant of these uncertainties are described in Carpenter Technology's filings with the Securities and Exchange Commission, including its report on Form 10-K for the fiscal year ended June 30, 2026, and the exhibits attached to that filing. They include but are not limited to: (1) the cyclical nature of the specialty materials business and certain end-use markets, including aerospace, defense, medical, energy, transportation, industrial and consumer, or other influences on Carpenter Technology's business such as new competitors, the consolidation of competitors, customers, and suppliers or the transfer of manufacturing capacity from the United States to foreign countries; (2) the ability of Carpenter Technology to achieve cash generation, growth, earnings, profitability, operating income, cost savings and reductions, qualifications, productivity improvements or process changes; (3) the ability to recoup increases in the cost of energy, raw materials, freight or other factors; (4) domestic and foreign excess manufacturing capacity for certain metals; (5) fluctuations in currency exchange and interest rates; (6) the effect of government trade actions, including tariffs; (7) the valuation of the assets and liabilities in Carpenter Technology's pension trusts and the accounting for pension plans; (8) possible labor disputes or work stoppages; (9) the potential that our customers may substitute alternate materials or adopt different manufacturing practices that replace or limit the suitability of our products; (10) the ability to successfully acquire and integrate acquisitions; (11) the availability of credit facilities to Carpenter Technology, its customers or other members of the supply chain; (12) the ability to obtain energy or raw materials, especially from suppliers located in countries that may be subject to unstable political or economic conditions; (13) Carpenter Technology's manufacturing processes are dependent upon highly specialized equipment located primarily in facilities in Reading and Latrobe, Pennsylvania and Athens, Alabama for which there may be limited alternatives if there are significant equipment failures or a catastrophic event; (14) the ability to hire and retain a qualified workforce and key personnel, including members of the executive management team, management, metallurgists and other skilled personnel; (15) fluctuations in oil and gas prices and production; (16) the impact of potential cybersecurity incidents, ransomware attacks, malicious AI usage, operational technology disruptions, information technology failures, data security breaches and failures of third-party technology service providers; (17) the ability of suppliers, logistics providers and other supply-chain participants to meet obligations due to capacity constraints, transportation disruptions, energy shortages, geopolitical events, labor shortages or other factors; (18) the ability to meet increased demand, production targets or commitments; (19) the ability to manage the impacts of natural disasters, climate change, pandemics and outbreaks of contagious diseases and other adverse public health developments; (20) geopolitical, economic, regulatory and security risks relating to our global business, including international conflicts, military actions, diplomatic tensions, trade restrictions, sanctions, disruptions to transportation corridors and shipping routes and changes in U.S. and foreign trade, tax and regulatory requirements; (21) challenges affecting the commercial aviation industry or key participants; (22) the consequences of the announcement, maintenance or use of Carpenter Technology’s share repurchase program; and (23) the ability to successfully execute major capital projects and brownfield expansion initiatives, including achieving expected costs, schedules, capacity additions, productivity improvements and returns on investment. Any of these factors could have an adverse and/or fluctuating effect on Carpenter Technology's results of operations. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q or as of the dates otherwise indicated in such forward-looking statements. Carpenter Technology undertakes no obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use derivative financial instruments to reduce certain types of financial risk. Firm price sales arrangements involve a risk of profit margin fluctuations particularly as raw material prices have been volatile. Firm price sales arrangements generally include certain annual purchasing commitments and consumption schedules agreed to by the customers at selling prices based on raw material prices at the time the arrangements are established. As discussed in Note 12 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, "Financial Statements," in order to reduce the risk of fluctuating profit margins on these sales, we enter into commodity forward contracts to purchase certain critical raw materials necessary to produce the products sold under the firm price sales arrangements. If a customer fails to perform its obligations under the firm price sales arrangements, we may realize losses as a result of the related commodity forward contracts. As of September 30, 2026, we had approximately $3.7 million of net deferred losses related to commodity forward contracts to purchase certain raw materials. A large portion of this balance is related to commodity forward contracts to support firm price sales arrangements associated with many customers in addition to credit already extended to these customers in connection with outstanding trade receivables. Our customers have historically performed under these arrangements, and we believe that they will honor such obligations in the future.

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

The status of our financial instruments as of September 30, 2026, is provided in Note 12 to the consolidated financial statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q. Assuming either of the following occurred on September 30, 2026, (a) an instantaneous 10 percent decrease in the price of raw materials and energy for which we have commodity forward contracts, or (b) a 10 percent strengthening of the U.S. dollar versus foreign currencies for which foreign exchange forward contracts existed, our results of operations would not have been materially affected in either scenario.

Item 4. Controls and Procedures

(a)    Evaluation of Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2026. Based on that evaluation, the Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures as of September 30, 2026, were effective in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission's rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including the Company's Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Pending legal proceedings involve ordinary routine litigation incidental to our business, which we do not believe would have a material adverse effect on our business regardless of their outcome. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contingencies."

Item 1A. Risk Factors

We have evaluated the risks associated with our business and operations and determined that those risk factors included in Part I, Item 1A of our 2026 Annual Report on Form 10-K adequately disclose the material risks that we face.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about purchases by us of our common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (a)
July 1-31, 2026	—	$—	—	$119.0
August 1-31, 2026	241,924	553.58	241,924	985.0
September 1-30, 2026	—	—	—	985.0
Quarter ended September 30, 2026	241,924	$553.58	241,924	$985.0

(a)    In July 2024, the Company's Board of Directors authorized a share repurchase program of up to $400.0 million of the Company's outstanding common stock. The Company repurchased the remaining $119.0 million of shares available in August 2026. On August 12, 2026, the Company announced that its Board of Directors authorized an additional share repurchase program of up to $1.0 billion of the Company's outstanding common stock. There is no stated expiration for the share repurchase program. Additional information is provided in Note 10 of the Notes to Consolidated Financial Statements included in Part I, Item 1.

In addition to the share repurchase program, for the three months ended September 30, 2026, 114,636 shares, at an average purchase price of $567.84, were surrendered by employees to the Company for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share repurchase program.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K promulgated under the of the Securities Act).

Item 6. Exhibits

Exhibit No.	Description
† 10(A)	Form of Stock-Based Compensation Plan for Non-Employee Directors, (pursuant to Carpenter's Stock Based Compensation Plan for Non-Employee Directors) (filed herewith).

31(A)	Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31(B)	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification of Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Denotes employment or compensation related agreement, document or plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized officer.

Carpenter Technology Corporation
(Registrant)

Date: October 22, 2026	/s/ Timothy Lain
Timothy Lain
Senior Vice President and Chief Financial Officer

(Principal Financial Officer)